Form 10-Q
period 2019-09-30
Prevail Therapeutics Inc.
filed 2019-11-12
CIK 1714798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 34,102,019 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Prevail Therapeutics Inc.

Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$183,074	$63,014
Prepaid expenses and other current assets	7,425	563
Total current assets	190,499	63,577
Property and equipment, net	2,527	678
Operating lease right-of-use assets	10,312	8,534
Restricted cash	91	91
TOTAL ASSETS	$203,429	$72,880
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,952	$1,241
Accrued expenses and other current liabilities	5,089	1,477
Operating lease liabilities	1,134	917
Total current liabilities	11,175	3,635
Long-term operating lease liabilities	10,226	7,952
TOTAL LIABILITIES	21,401	11,587
COMMITMENTS AND CONTINGENCIES (Note 13) REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series Seed Preferred Stock - $0.0001 par value, 0 and 6,480,000 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	3,524
Series A Preferred Stock - $0.0001 par value, 0 and 9,072,000 shares authorized, 0 and 8,997,085 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	76,186
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.0001 par value, 200,000,000 and 28,398,600 shares authorized as of September 30, 2019 and December 31, 2018, respectively, 34,098,819 and 7,209,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	1
Additional paid-in capital	248,286	2,496
Accumulated deficit	(66,261)	(20,914)
Total stockholders’ equity (deficit)	182,028	(18,417)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$203,429	$72,880

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Expenses:
Research and development	$16,836	$4,599	$37,202	$9,110
General and administrative	4,452	920	10,050	2,520
Operating loss	(21,288)	(5,519)	(47,252)	(11,630)
Change in fair value of derivative liabilities	—	—	—	(781)
Interest income	989	320	1,905	543
Interest expense	—	—	—	(471)
Total other income (expense), net	989	320	1,905	(709)
Net loss	$(20,299)	$(5,199)	$(45,347)	$(12,339)
Net loss per share
Basic and Diluted	$(0.62)	$(0.99)	$(1.68)	$(2.47)
Weighted average shares outstanding:
Basic and Diluted	32,864,156	5,244,585	26,950,854	4,989,604

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands except share data)

	Series Seed		Series A		Series B						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
For the three months ended September 30, 2019
Balance at June 30, 2019	—	$—	—	$—	—	$—	34,021,194	$3	$246,998	$(45,962)	$201,039
Stock-based compensation and other	—	—	—	—	—	—	—	—	1,276	—	1,276
Exercise of stock options	—	—	—	—	—	—	77,625	—	12	—	12
Net loss	—	—	—	—	—	—	—	—	-	(20,299)	(20,299)
Balance at September 30, 2019	—	$—	—	$—	—	$—	34,098,819	$3	$248,286	$(66,261)	$182,028

For the three months ended September 30, 2018
Balance at June 30, 2018	6,480,000	$3,524	8,997,085	$76,186	—	$—	7,209,000	$1	$1,497	$(8,967)	$(7,469)
Stock-based compensation	—	—	—	—	—	—	—	—	478	—	478
Net loss	—	—	—	—	—	—	—	—	—	(5,199)	(5,199)
Balance at September 30, 2018	6,480,000	$3,524	8,997,085	$76,186	—	$—	7,209,000	$1	$1,975	$(14,166)	$(12,190)

For the nine months ended September 30, 2019
Balance at December 31, 2018	6,480,000	$3,524	8,997,085	$76,186	—	$—	7,209,000	$1	$2,496	$(20,914)	$(18,417)
Issuance of Series B Preferred Stock, net of issuance costs of $166	—	—	—	—	3,958,046	49,834	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,017	—	3,017
Conversion of convertible preferred stock into common stock upon the closing of initial public offering	(6,480,000)	(3,524)	(8,997,085)	(76,186)	(3,958,046)	(49,834)	19,435,131	1	129,542	—	129,543
Issuance of common stock upon closing of initial public offering, net of issuance costs of $3,037	—	—	—	—	—	—	7,353,000	1	113,214	—	113,215
Exercise of stock options	—	—	—	—	—	—	101,688	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	s	(45,347)	(45,347)
Balance at September 30, 2019	—	$—	—	$—	—	$—	34,098,819	$3	$248,286	$(66,261)	$182,028

For the nine months ended September 30, 2018
Balance at December 31, 2017	6,480,000	$3,524	—	$—	—	$—	7,209,000	$1	$886	$(1,827)	$(940)
Issuance of Series A Preferred Stock, net of issuance costs of $93	—	—	7,666,716	64,907	—	—	—	—	—	—	—
Series A Preferred Stock shares issued as a result of conversion of convertible note - related party	—	—	1,330,369	11,279	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,089	—	1,089
Net loss	—	—	—	—	—	—	—	—	—	(12,339)	(12,339)
Balance at September 30, 2018	6,480,000	$3,524	8,997,085	$76,186	—	$—	7,209,000	$1	$1,975	$(14,166)	$(12,190)

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(45,347)	$(12,339)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	201	29
Stock-based compensation	3,017	1,089
Amortization of convertible note discount, issuance costs and other non-cash interest	—	471
Change in fair value of derivative liabilities	—	781
Other	—	12
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(6,862)	(916)
Operating lease right-of-use asset	1,326	220
Accounts payable	3,711	1,867
Accrued expenses and other current liabilities	3,612	616
Operating lease liabilities	(613)	(210)
Net cash used in operating activities	(40,955)	(8,380)
Cash flows from investing activities
Purchases of property and equipment	(2,050)	(304)
Net cash used in investing activities	(2,050)	(304)
Cash flows from financing activities
Proceeds from issuance of common stock	116,251	—
Payment of issuance costs for preferred stock	(166)	—
Payment of issuance costs for common stock	(3,037)	(93)
Proceeds from exercise of stock options	17	—
Proceeds from issuance of Series A Preferred Stock	—	65,000
Proceeds from issuance of Series B Preferred Stock	50,000	—
Net cash provided by financing activities	163,065	64,907
Net increase in cash, cash equivalents and restricted cash	120,060	56,223
Cash, cash equivalents, and restricted cash at beginning of period	63,105	12,836
Cash, cash equivalents, and restricted cash at end of period	$183,165	$69,059
Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible note plus accrued interest into 1,330,369 shares of Series A Preferred Stock	$—	$11,279
Right-of-use asset obtained in exchange for operating lease obligation	$3,104	$7,740
Conversion of preferred stock to common stock upon the initial public offering	$129,543	$—

	As of September 30,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets:
Cash and cash equivalents	$183,074	$68,968
Restricted Cash	91	91
Total cash, cash equivalents and restricted cash	183,165	69,059

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Notes to the Financial Statements (Unaudited)

1. NATURE OF THE BUSINESS

Prevail Therapeutics Inc., or the Company, was incorporated in the State of Delaware on July 6, 2017. The Company is a biotechnology company engaged in the research and development of novel gene therapies in an effort to treat Parkinson’s disease and other neurodegenerative diseases. Since beginning operations, the Company has devoted substantially all its efforts to research and development, recruiting management and technical staff, administration, and raising capital. In May 2019, the U.S. Food and Drug Administration, or FDA, declared the Investigational New Drug, or IND, application associated with the Company’s lead program, PR001, for the treatment of patients with Parkinson’s disease with GBA1 mutations, or PD-GBA, as open.

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

Initial Public Offering - In June 2019, the Company completed its initial public offering, or IPO, whereby the Company sold an aggregate of 7,353,000 shares of its common stock at a price of $17.00 per share. The shares began trading on The Nasdaq Global Select Market on June 20, 2019. The aggregate net proceeds received by the Company from the offering were approximately $113.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company of $11.8 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 19,435,131 shares of common stock. Additionally, the Company is authorized to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. On June 24, 2019, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, in connection with the closing of the IPO.

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

Liquidity and Capital Resources- Since its inception, the Company has incurred operating losses and has consistently used cash in operations. The Company has not recognized any revenue to date, devoting its efforts and capital resources to research and development of its product candidates. The Company’s activities have been primarily funded by the sale of shares of convertible preferred stock and common stock (see Note 8). The Company manages its capital resources to ensure the Company will continue as a going concern while maximizing the return to stockholders through the optimization of the debt and equity balances.

The Company’s cash and cash equivalents as of September 30, 2019 and December 31, 2018 were $183.1 million and $63.0 million respectively. In March 2019, the Company raised an aggregate of $49.8 million of net proceeds from its Series B Preferred Stock financing. In June 2019, the Company completed its IPO whereby the Company sold an aggregate of 7,353,000 shares of its common stock for aggregate net proceeds of approximately $113.2 million. Based on the Company’s cash and cash equivalents balance as of September 30, 2019, the Company estimates that its cash and cash equivalents balance will be sufficient to enable it to fund its operating expenses and capital expenditure requirements for at least 12 months. This estimate is based on assumptions that may prove to be incorrect, and the Company could use its available capital resources sooner than currently expected. Changing circumstances could cause the Company to consume capital resources sooner than currently anticipated, and the Company may need to spend more than currently planned due to circumstances beyond its control.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been or omitted pursuant to such rules and regulations. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s final prospectus for its IPO, dated June 19, 2019, and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 20, 2019.

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has irrevocably elected not to avail itself of this extended transition period, and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Cash, Cash Equivalents and Restricted Cash—The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial paper with maturities of three months or less when acquired. The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy, as described below. The Company had cash and cash equivalents of $183.1 million as of September 30, 2019. Restricted cash represents cash on deposit with a financial institution as collateral in support of a letter of credit outstanding in favor of the Company’s landlord for office space. The restricted cash balance has been excluded from the cash balance and is classified as non-current restricted cash on the balance sheets as the lease expires after September 30, 2020.

Concentration of Credit Risk—The Company maintains cash deposits in excess of government-provided insurance limits. The Company maintains its cash balances with one high quality, accredited financial institution, and accordingly, such funds are not exposed to significant credit risk.

Leases—The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liabilities, and long-term operating lease liabilities in the Company’s balance sheets.

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

Comprehensive Loss—The Company does not have items of other comprehensive loss for the three and nine months ended September 30, 2019 and 2018, and therefore does not present a statement of comprehensive loss. The Company’s comprehensive loss equals its net loss.

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

The following table summarizes assets measured at fair value on a recurring basis at September 30, 2019:

September 30, 2019	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash and cash equivalents:		(in thousands)
Cash	$30	$—	$—
Money Market Funds	183,044	—	—
Restricted cash:
Money Market Funds	91	—	—
Total	$183,165	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2018:

December 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash and cash equivalents:		(in thousands)
Cash	$7	$—	$—
Money Market Funds	63,007	—	—
Restricted cash:
Money Market Funds	91	—	—
Total	$63,105	$—	$—

There have been no changes to the valuation methods utilized by the Company, nor were there transfers between Level 1, Level 2 and Level 3 investments during the three and nine months ended September 30, 2019. As of September 30, 2019 and December 31, 2018 there were no financial instruments classified as Level 3 investments.

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

Recently Issued Accounting Pronouncements (Adopted)—In November 2018, the SEC’s release, Disclosure Update and Simplification, became effective. The Company adopted this amendment on January 1, 2019. The included amendments are intended to simplify and update the SEC’s disclosure requirements and eliminate duplicative disclosures between the SEC rules and U.S. GAAP. The amendments included new interim financial statement disclosures to reconcile the beginning balance to the ending balance in stockholders’ equity for each period for which an income statement is required to be filed.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, or ASU 2018-09. The Company adopted this amendment on January 1, 2019. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The adoption of ASU 2018-09 did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements (Not Yet Adopted)—In August 2018, the FASB issued ASC 2018-13 Fair Value Measurement – Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The amendments under ASU 2018-13 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40), or ASU 2018-15. ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its financial statements.

3. LICENSE AGREEMENTS

REGENXBIO Inc.

In August 2017, the Company entered into a License Agreement, or the REGENXBIO GBA1 License, with REGENXBIO Inc., or REGENXBIO. Under the terms of the REGENXBIO GBA1 License, REGENXBIO granted the Company an exclusive, worldwide license under certain patents and patent applications to make, have made, use, import, sell and offer for sale products for the treatment of disease, including but not limited to Parkinson’s disease and Gaucher disease, whether or not caused by mutations in the gene that produces the GBA1 enzyme in humans by in vivo gene therapy using AAV9 delivering the gene (or any portion thereof) encoding for GBA1.

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

In May 2018, the Company entered into a license agreement, or the REGENXBIO Option Genes License, with REGENXBIO pursuant to which REGENXBIO granted the Company three distinct exclusive options for specified genes, or the Option Genes, exercisable at the Company’s sole discretion through May 10, 2019. Each option represented the right to obtain an exclusive, worldwide license under certain patents and patent applications to make, have made, use, import, sell and offer for sale products for the treatment or prevention of disease, including but not limited to Parkinson’s disease, whether or not caused by mutations in any Option Gene that is the subject of the applicable license, in humans by in vivo gene therapy using AAV9 delivering the applicable licensed Option Gene and/or RNA interference or antisense modalities that target the applicable licensed Option Gene. The Company also received a non-exclusive, royalty-free, worldwide research license to perform research and development activities for each Option Gene solely for purposes of evaluating whether to exercise the applicable option.

Under the terms of the REGENXBIO Option Genes License, the Company paid REGENXBIO an initial fee of $0.6 million. In connection with the exercise of each option, the Company is required to pay REGENXBIO: (1) an additional up-front fee of $0.6 million; (2) an annual maintenance fee; (3) mid- to high-single digit royalty percentages on net sales of the licensed product, subject to reduction in specified circumstances; and (4) mid-teen to low-twenties royalty percentages of any sublicense fees the Company receives from sublicensees for the licensed intellectual property rights. If a licensed product includes the GBA1 gene and otherwise would be subject to royalties under the REGENXBIO GBA1 License, then royalties for that licensed product will only be due under the REGENXBIO Option Genes License. The initial fee paid for the REGENXBIO Option Genes License, was recognized as research and development expense for the three and nine months ended September 30, 2018.

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

In April 2019, the Company exercised all of the options under the REGENXBIO Option Genes License and paid the additional up-front fee of $0.6 million per option for an aggregate of $1.8 million to REGENXBIO. In August 2019, in accordance with the REGENXBIO GBA1 License, the Company paid an annual maintenance fee of approximately $0.1 million. As a result, the Company recognized approximately $0.1 million and $1.9 million in research and development expense related to these license agreements for the three and nine months ended September 30, 2019, respectively.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash equivalents, the derivative liabilities related to certain redemption rights pursuant to the issuance of the convertible note to OrbiMed Private Investments VI, LP, or OrbiMed, and corresponding convertible note (Note 7), accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The fair value of cash equivalents, which consisted of money-market funds, were determined using Level 1 inputs reflecting quoted prices in active markets. The carrying amount of accounts payable and accrued expenses as reported on the balance sheets as of September 30, 2019 and December 31, 2018, approximates fair value, due to the short-term duration of these instruments.

To derive the fair value of the convertible note derivative liabilities, the Company estimated the fair value of the convertible notes with and without the derivative liabilities using a discounted cash flow approach. The difference between the “with” and “without” convertible note prices represents the fair value of the derivative liabilities at issuance and immediately prior to conversion. Key inputs for this valuation were the stated interest rate of the convertible notes, the assumed cost of debt, an assessment of the likelihood and timing of conversion, and the discount upon conversion of the note into equity. The convertible note derivative liabilities were settled in March 2018 for $3.0 million. The Company recognized a loss of $0.8 million related to the settlement during the nine months ended September 30, 2019 as change in fair value of derivative liabilities.

As of September 30, 2019 and December 31, 2018 there were no financial instruments classified as Level 3 investments. Further, during the three and nine months ended September 30, 2019 and 2018 there were no transfers between Level 1, Level 2, and Level 3.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following, as of:

	September 30, 2019	December 31, 2018
	(in thousands)
Laboratory Equipment	$1,572	$677
Leasehold Improvements	889	—
Computer Equipment	133	57
Furniture and Fixtures	191	1
Gross property and equipment	2,785	735
Less: Accumulated depreciation	(258)	(57)
Property and equipment, net	$2,527	$678

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation	$1,962	$840
Accrued research and development expense	2,439	273
Accrued professional fees	589	—
Other	99	364
Total accrued expenses and other current liabilities	$5,089	$1,477

7. CONVERTIBLE NOTE – RELATED PARTY

In December 2017, the Company entered into a Convertible Note Purchase Agreement with OrbiMed, an existing investor of the Company (Note 11). Under the terms of the agreement, the Company issued a convertible note, or the Note, with a principal amount of $10.0 million, which accrued interest at 8.0% per annum, and had a maturity date of December 31, 2018. Under the terms of the agreement, the Note would be convertible in two scenarios: (i) if the Company closes a sale of preferred stock in an equity financing with aggregate proceeds of at least $25.0 million, or a Qualified Financing, and (ii) upon a Corporate Transaction, which is defined as a deemed liquidation event such as a merger or consolidation, or sale of the Company.

In the first scenario, the Note automatically converts into preferred stock of the Company at a conversion price equal to 90% of the price per share paid in the financing, or the Automatic Conversion Upon a Qualified Financing. In the second scenario, OrbiMed could elect to receive either (i) the outstanding balance of the note immediately prior to the Corporate Transaction, or (ii) the amount that OrbiMed would have received if OrbiMed converted the outstanding balance of the Note immediately prior to such Corporate Transaction into the number of shares of Series Seed Preferred Stock determined by dividing the outstanding balance by the Original Issue Price of Series Seed Preferred Stock, which becomes due and payable in cash as and when such amounts are paid to holders of the Series Seed Preferred sSock, or the Automatic Redemption Based Upon Series Seed Price.

In connection with the issuance of the Note, the Company incurred issuance costs of less than $0.1 million. The debt issuance costs are recorded as a discount on the debt and presented net of the principal balance on the balance sheet. The costs are amortized to interest expense over the life of the debt using the effective interest method.

Derivative Liabilities

The Note was considered a hybrid financial instrument consisting of a fixed interest rate debt host with certain embedded features requiring evaluation for bifurcation and separate accounting. The Company determined that the Automatic Conversion Upon a Qualified Financing and Automatic Redemption Based Upon Series Seed Price features were considered freestanding financial instruments which required bifurcation from the host debt instrument. At the issuance date of the Note, the Company bifurcated from the respective host debt instrument the automatic conversion and automatic redemption features and recorded derivative liabilities of $2.2 million. The derivative liabilities were revalued at each reporting date and immediately prior to conversion with changes in fair value recorded to Change in fair value of derivative liabilities in the statement of operations. The Note derivative liabilities were settled in March 2018 for $3.0 million. The Company recognized a loss of $0.8 million related to the settlement as change in fair value of derivative liabilities.

The resulting debt discount from the derivative liabilities was presented as a direct deduction from the carrying amount of the Note payable and was amortized to interest expense using the effective interest rate method. The Company recognized $0.1 million of coupon interest and $0.3 million of discount amortization for the nine months ended September 30, 2018.

In March and April 2018, the Company issued 7,666,716 shares of Series A Preferred Stock (Note 8) for total net proceeds of $64.9 million. In connection with the issuance, the derivative liabilities of $3.0 million were settled and the principal amount of the Note of $10.0 million together with $0.2 million of accrued interest thereon, was automatically converted into 1,330,369 shares of Series A Preferred Stock (Note 8).

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

General

In March 2019, the Company authorized the sale and issuance of 3,958,046 shares of Series B Preferred Stock with a par value per share of $0.0001 at a price of $12.63 per share for aggregate net proceeds of $49.8 million. Issuance costs were $0.2 million.

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

As of September 30, 2019, the Company had 10,000,000 shares of preferred stock authorized and none issued and outstanding. As of December 31, 2018, the Company had 15,552,000 shares of preferred stock authorized, of which 6,480,000 shares were issued and outstanding and were designated as $0.0001 par value Series Seed Preferred Stock and 8,997,085 shares were issued and outstanding and were designated as $0.0001 par value Series A Preferred Stock.

Reserve for future issuance

The Company has reserved the following number of shares of common stock for future issuance upon the conversion of preferred stock, exercise of options or grant of equity awards:

	September 30, 2019	December 31, 2018
Redeemable convertible preferred stock outstanding, as converted	—	15,477,085
Options and restricted stock issued and outstanding	6,848,909	6,366,739
Shares available for future stock option grants	2,858,621	844,287
Total	9,707,530	22,688,111

9. LEASES

Lease Agreements—The Company leases office and laboratory space in its New York City location under an operating lease agreement entered in September 2017, with an original term of 49 months. In connection with the lease, the Company paid a security deposit of less than $0.1 million in the form of an unconditional and irrevocable letter of credit, which is secured with cash on deposit classified as restricted cash. The original lease was initially modified in October 2018, which extended the original term of the lease and included space on two additional floors. The Company accounted for the new agreement as a modification of the original agreement and recorded an additional right-of-use asset and corresponding lease liability based on the incremental borrowing rate determined as of the effective date of the modified lease. The additional floors were recognized as additional lease components. One of these lease components provided an incentive allowance to reimburse the Company for the cost of qualified leasehold improvement. During the three and nine months ended September 30, 2019, the Company incurred qualified costs of $0.4 million which were payable to the Company as of September 30, 2019 and will be recognized over the remaining lease term.

In July 2019, the Company entered into a second modification to further extend the term to 76 months, rent additional space and surrender a portion of the originally leased space. The Company accounted for the new agreement as a modification of the existing agreement with the additional space recognized as a separate lease component. The Company recorded an additional right-of-use asset and a corresponding lease liability calculated based on the incremental borrowing rate determined as of the effective date of the second lease modification. The agreement does not include any options to extend or terminate the lease, and no restrictions or covenants are imposed by the lease agreement.

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

The components of the lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Operating lease cost	$565	$98	$1,465	$293
Variable lease cost	187	27	464	82
Total lease cost	$752	$125	$1,929	$375
Weighted-average remaining lease term	6.1 years	3.1 years	6.1 years	3.1 years
Weighted-average discount rate	9.50%	8.50%	9.17%	8.50%

Cash paid for amounts included in the measurement of the lease liabilities, net of qualified costs, were $0.7 million for the nine months ended September 30, 2019. Cash paid for amounts included in the measurement of the lease liabilities were $0.1 million for the nine months ended September 30, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the maturities of the Company’s remaining operating lease liabilities were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
2019	$411	$1,647
2020	2,299	1,818
2021	2,379	1,882
2022	2,463	1,947
2023	2,549	2,016
Thereafter	4,901	2,264
Present value adjustment	(3,642)	(2,705)
Present value of lease payments	$11,360	$8,869

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

In June 2019, the Company adopted the Prevail Therapeutics Inc. 2019 Equity Incentive Plan or the 2019 Plan, under which the Company may grant incentive stock options, nonqualified stock options, SARs, restricted stock, unrestricted stock, restricted stock awards, performance awards or other awards that are convertible into or based on Company stock. The aggregate number of shares that may be issued pursuant to stock awards under the 2019 Plan was 2,858,621 as of September 30, 2019. In addition, the number of shares reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors.

In June 2019 the Company adopted the 2019 Employee Stock Purchase Plan or the 2019 ESPP, under which the Company may permit employees to purchase shares of common stock.  The maximum number of shares that may be issued under the 2019 ESPP was 330,000 shares as of September 30, 2019. In addition, the number of shares reserved for issuance under the 2019 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2027, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (2) 1,500,000 shares or (3) such lesser number of shares as determined by the Company’s Board of Directors. No purchases were made pursuant to this plan as of September 30, 2019.

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

Stock Options

The following tables summarize stock option activity under the 2017 Plan and the 2019 Plan:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands except share data)
Outstanding, December 31, 2018	4,017,736	$0.83	9.3	$7,939
Granted	1,818,792	8.93
Exercised	(101,688)	0.17
Cancelled/Forfeited	(109,359)	0.17
Outstanding, September 30, 2019	5,625,481	$3.47	8.9	$49,558
Exercisable, September 30, 2019	1,229,677	0.51	8.4	14,476
Vested and expected to vest, September 30, 2019	5,625,481	3.47	8.9	49,558

As of December 31, 2018, the total unrecognized compensation expense related to unvested employee and non-employee options was $7.1 million, which the Company expects to recognize over an estimated weighted-average period of 3.3 years. As of September 30, 2019, the total unrecognized compensation expense related to unvested employee and non-employee options was $15.4 million, which the Company expects to recognize over an estimated weighted-average period of 3.1 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average grant date fair value of common stock	$7.22	$1.89	$6.19	$2.46
Expected term	6.0	6.0	6.0	6.1
Risk-free interest rate	1.4%	2.9%	2.4%	2.7%
Expected volatility	81.6%	75.5%	79.1%	73.8%
Dividend rate	-	-	-	-

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

Restricted Stock

As of September 30, 2019, and December 31, 2018, 2,349,000 shares of common stock are subject to a repurchase right by the Company.

Non-vested Restricted Stock Award (RSA) Outstanding

The following table presents a summary of the Company’s non-vested restricted stock award activity under all plans and related information for the nine months ended September 30, 2019:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock awards outstanding as of December 31, 2018	1,566,001	$0.18
Restricted stock awards vested	(440,431)	0.18
Non-vested restricted stock awards outstanding as of September 30, 2019	1,125,570	0.18

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Aggregate grant date fair value of restricted stock awards vested	$25,362	$109,902	$76,095	$109,902

Restricted stock awards are generally granted at the fair market value of the Company’s common stock on the date of grant and vest 25% after the first year and monthly thereafter over the following three years. Forfeitures are based on actual forfeitures in the given period.

There were $0.2 million of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s equity incentive plans as of September 30, 2019. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Total stock-based compensation expense is recognized for restricted stock and stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands except share data)
Research and development	$676	$430	$1,741	$993
General and administrative	620	48	1,276	96
Total stock-based compensation expense	$1,296	$478	$3,017	$1,089

Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO, 19,435,131 shares of outstanding convertible preferred stock converted into 19,435,131 shares of common stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation, which became effective upon the completion of the IPO, authorizes 10,000,000 shares of preferred stock, of which no shares were issued or outstanding as of September 30, 2019.

11. RELATED PARTY TRANSACTIONS

Since the Company’s inception in July 2017, the Company has engaged in transactions with related parties, which included OrbiMed, principal owners of the Company and REGENXBIO.

In August 2017, the OrbiMed purchased the initial Common Stock of the entity. In August 2017, the Company entered into a Series Seed Preferred Stock Purchase Agreement with OrbiMed.

In August 2017, the Company entered into a Patent License Agreement and Stock Purchase Agreement with REGENXBIO Inc. See Note 3.

During the nine months ended September 30, 2019, the Company exercised all of the options under the REGENXBIO Option Gene License and paid the additional up-front fee of $0.6 million per option, or an aggregate of $1.8 million, to REGENXBIO which was recorded as research and development expense. In addition, in accordance with the REGENXBIO GBA1 License, the Company paid an annual maintenance fee of approximately $0.1 million, which was also recorded as research and development expense. The Company incurred expenses of less than $0.1 million to OrbiMed during the three and nine months ended September 30, 2019 which was recorded as general and administrative expense.

Aggregate payments to related parties for the three and nine months ended September 30, 2019 totaled $0.1 million and $2.0 million, respectively, which was primarily recorded as research and development expense.

12. NET LOSS PER SHARE

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2019	2018
Common stock options issued and outstanding	5,625,481	3,391,222
Restricted stock subject to future vesting	1,125,570	1,712,814
Total	6,751,051	5,104,036

Neither the Company’s redeemable convertible preferred stock nor restricted stock subject to future vesting participates in losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands except share data)
Net loss	$(20,299)	$(5,199)	$(45,347)	$(12,339)
Weighted-average number of shares-basic and diluted	32,864,156	5,244,585	26,950,854	4,989,604
Net loss per share—basic and diluted	(0.62)	(0.99)	(1.68)	(2.47)

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

The Company does not have accruals established for any litigation liabilities as of September 30, 2019 and December 31, 2018.

In June 2019, the Company received a letter on behalf of Alector, a biopharmaceutical company employing antibodies for the treatment of neurodegeneration, stating concerns regarding whether confidential information of Alector was used in connection with work on behalf of our company and patents and patent applications filed on behalf of our company, as well as alleging that Alector has certain rights to our patents and patent applications. The Company believes these allegations of wrongdoing and Alector’s claims of rights to any of our intellectual property are without basis or merit, as our gene therapy programs and underlying patents and patent applications were based on work done by Dr. Abeliovich derived from publicly available information or from work outside of and wholly separate from any matters on which he consulted for Alector or information he received while consulting for Alector. Dr. Abeliovich intends to vigorously defend any claim or lawsuit making allegations relating to these matters, however, there can be no assurance regarding any resolution or the outcome of these matters. If the Company becomes party to any demand, claim or allegations related to these matters, the Company also intends to vigorously defend any such proceedings. The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company is unable to estimate the probability and amount of potential loss as of September 30, 2019 and has not recorded an accrual.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2018, included in our final prospectus, or the IPO Prospectus, for our initial public offering, or IPO, dated June 19, 2019, and filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on June 20, 2019.

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

Overview

We are a gene therapy company leveraging breakthroughs in human genetics with the goal of developing and commercializing disease-modifying adeno associated virus, or AAV, -based gene therapies for patients with devastating neurodegenerative diseases. We are applying a precision medicine approach to neurodegeneration by studying our gene therapies in genetically defined patient populations. We believe this will increase the probability of creating disease-modifying therapies that improve patients’ lives. Our first program is PR001 for the treatment of Parkinson’s disease with GBA1 mutation, or PD-GBA, and neuronopathic Gaucher disease, or nGD. We are focused on developing a broad pipeline of gene therapies for a range of neurodegenerative diseases, including PR006 for the treatment of frontotemporal dementia with GRN mutation, or FTD-GRN, and PR004 for the treatment of certain synucleinopathies.

In May 2019, the U.S. Food and Drug Administration, or FDA, declared our Investigational New Drug, or IND, application associated with our lead program, PR001, for the treatment of PD-GBA as open. We have opened patient enrollment for our Phase 1/2 clinical trial in PD-GBA, or our PROPEL trial, and are on track to initiate patient dosing by the end of 2019. The PROPEL trial will enroll up to 16 patients to investigate the safety and tolerability of PR001 and will also measure key biomarkers and exploratory efficacy endpoints.

We also submitted an IND to the FDA for PR001 for the treatment of pediatric patients with nGD. Following discussions with the FDA and based on preclinical studies that demonstrated increased efficacy at a higher dose, we are modifying the design of the Phase 1/2 clinical trial in nGD to commence at a dose higher than originally proposed. Our IND for PR001 for the treatment of pediatric nGD has been placed on clinical hold pending FDA review of an amendment to the nGD IND, which will detail this modification. No safety events or adverse findings have been observed in any studies of PR001. To support the planned higher dose, we recently completed an additional non-human primate, or NHP, safety study in which no PR001-related safety events or adverse findings were observed. The start of the Phase 1/2 trial in nGD is anticipated to be delayed approximately one quarter and to begin enrollment in the first half of 2020. The modification to the nGD Phase 1/2 trial design is not anticipated to delay the overall timeline to trial completion. In addition, we are targeting submission of an IND for PR006 for the treatment of FTD-GRN at the end of 2019, and we plan to initiate our Phase 1/2 clinical trial for FTD-GRN in the first half of 2020. In a mouse model of FTD-GRN, PR006 increased progranulin expression, reduced markers of neuroinflammation, and reduced measures of lysosomal pathology and no PR006-related safety events or adverse findings were observed. In a GLP NHP safety study, PR006 treatment increased progranulin levels in the brain in a dose-dependent manner. An extremely minor degree of nerve fiber degeneration in spinal cord and glial cellularity in dorsal root sensory ganglia was observed and was not considered adverse. We believe PR006 has the potential to be a first-in-class, disease-modifying treatment for patients with FTD-GRN.

In October 2019, we announced our strategic collaboration with Lonza, with whom we have been working since 2018, with an initial focus on process development and GMP, or good manufacturing practices, manufacturing of our two lead programs, PR001 and PR006.  Under this collaboration, focused on the baculovirus/Sf9 production system for gene therapies, Lonza will manufacture our pipeline of novel AAV-based gene therapy programs for patients with neurodegenerative diseases for late-stage clinical and commercial supply at its gene therapy center of excellence in Houston, Texas.

Since our inception, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing the rights to AAV9 in particular fields, developing and progressing our gene therapy product candidates through preclinical studies, establishing our manufacturing supplier base and preparing for the initiation of our clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales as of September 30, 2019. On June 24, 2019, we completed our IPO whereby we sold an aggregate of 7,353,000 shares of our common stock at a price of $17.00 per share. The aggregate net proceeds received by us from the offering were approximately $113.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $11.8 million. Prior to our IPO, we have funded our operations primarily through equity and convertible debt financings and have raised an aggregate of approximately $129.0 million of gross proceeds through these offerings.

We have incurred significant operating losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $45.3 million and $12.3 million for the nine months ended September 30, 2019 and 2018, respectively. We expect our expenses and losses to increase as we continue to advance our product candidates from discovery and research, through preclinical development, into human clinical trials and seek regulatory approval of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, director and officer liability insurance, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2019, and December 31, 2018, we had cash and cash equivalents of $183.1 million and $63.0 million, respectively.

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

License Agreement with REGENXBIO Inc. for Option Genes

In May 2018, we entered into a license agreement, or the REGENXBIO Option Genes License, with REGENXBIO pursuant to which REGENXBIO granted us three distinct exclusive options for specified genes, or the Option Genes, which were exercisable at our sole discretion through May 10, 2019. Each option represented the right to obtain an exclusive, worldwide license under certain patents and patent applications to make, have made, use, import, sell and offer for sale products for the treatment or prevention of disease, including but not limited to Parkinson’s disease, whether or not caused by mutations in any Option Gene that is the subject of the applicable license, in humans by in vivo gene therapy using AAV9 delivering the applicable licensed Option Gene and/or RNA interference or antisense modalities that target the applicable licensed Option Gene.

In April 2019, we exercised all of the options under the REGENXBIO Option Genes License and paid the additional up-front fee of $0.6 million per option, or an aggregate of $1.8 million, to REGENXBIO. See Note 3 to our financial statements appearing elsewhere in this report for additional information regarding this license.

Under the terms of the REGENXBIO Option Genes License, we will also be required to pay REGENXBIO: (1) an annual maintenance fee; (2) mid- to high-single digit royalty percentages on net sales of the licensed product, subject to reduction in specified circumstances; and (3) mid-teen to low-twenties royalty percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights. If a licensed product includes the GBA1 gene and otherwise would be subject to royalties under the REGENXBIO GBA1 License, then royalties for that licensed product will only be due under the REGENXBIO Option Genes License. See the section titled “Business—License Agreements—License Agreement with REGENXBIO Inc. for Option Genes” and Note 3 to our financial statements appearing elsewhere in this report for additional information regarding this license.

Financial Operations Overview

Research and Development Expenses

Since inception, research and development expenses are primarily comprised of costs incurred for the manufacture of clinical supply and process development initiatives, clinical startup costs incurred in preparation for clinical trials and activities related to regulatory filings for our product candidates and preclinical and discovery work on our gene therapy product candidates. Research and development expenses are recognized as incurred. Payments made prior to the receipt of goods or services rendered are capitalized and recognized as expense as the goods are delivered or services are performed. We do not track our internal research and development expenses at the program level. Research and development expenses include or could include:

•	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, other related costs for those employees involved in research and development efforts;
•

external research and development expenses incurred under agreements with CROs, investigative sites and consultants and vendors engaged to conduct our preclinical studies or provide the research and development services;

•	costs related to manufacturing material for our preclinical studies, clinical trials, and manufacturing process development efforts, including fees paid to CDMOs;
•	laboratory supplies and research materials;
•	costs related to compliance with regulatory requirements; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

We expect our research and development expenses to increase as we continue the development of our product candidates and manufacturing processes, as well as conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of the initiation, the duration or the cost to complete current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. Our future expenses may vary significantly each period based on factors such as:

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

General and Administrative Expenses

General and administrative expenses are comprised of employee-related expenses and third-party service costs, such as legal, audit, insurance, and finance and accounting consultants. Employee-related expenses include salaries, bonuses, benefits, stock-based compensation, and other related costs, for those employees in general and administrative functions.

We expect our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our expanding research and development operations and activities and incur costs associated with operating as a public company, including maintaining public company compliant standards and requirements.

Change in Fair Value of Derivative Liability

To derive the fair value of the derivative liabilities embedded within a convertible note issued to one of our investors, we estimated the fair value of the convertible note with and without the derivative liabilities using a discounted cash flow approach. The difference between the “with” and “without” convertible note prices determined the fair value of the derivative liabilities at issuance and immediately prior to conversion. This convertible note converted into shares of our Series A Preferred Stock in March 2018.

Interest Income (Expense), Net

We have institutional money market accounts that pay interest on a monthly basis. In connection with the issuance of the convertible note, we incurred interest expense at 8% per annum. In addition, we recorded amortization of the debt issuance cost as interest expense.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Operating Expenses:
Research and development	$16,836	$4,599
General and administrative	4,452	920
Total operating expenses	21,288	5,519
Operating loss	(21,288)	(5,519)
Interest income (expense), net	989	320
Net loss	$(20,299)	$(5,199)

Research and Development Expenses

Research and development expenses increased by $12.2 million to $16.8 million for the three months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily due to our development programs, as we incurred increased manufacturing costs of $5.1 million, increased cost for clinical start-up activities of $4.2 million, and increased costs of $1.4 million for preclinical studies, lab materials, and facilities.  The remaining increase is attributed to increased headcount resulting in a $1.5 million increase in personnel costs, including a $0.2 million increase for stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $3.5 million to $4.5 million for the three months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily due to increased headcount resulting in a $1.2 million increase in personnel costs, including a $0.6 million increase in stock-based compensation expense, a $1.1 million increase in legal fees, and a $1.2 million increase in professional services fees and other expenses, primarily consisted of accounting and consulting services, director’s and officer’s insurance, depreciation and facility cost.

Interest Income (Expense), Net

During the three months ended September 30, 2019 and 2018, we generated $1.0 million and $0.3 million, respectively, in interest income from our institutional money market accounts.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating Expenses:
Research and development	$37,202	$9,110
General and administrative	10,050	2,520
Total operating expenses	47,252	11,630
Operating loss	(47,252)	(11,630)
Change in fair value of derivative liabilities	—	(781)
Interest income (expense), net	1,905	72
Net loss	$(45,347)	$(12,339)

Research and Development Expenses

Research and development expenses increased by $28.1 million to $37.2 million for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily related to our development programs, as we incurred increased manufacturing costs of $11.7 million, increased costs for clinical activities in the amount of $6.6 million, and increased costs of $3.6 million for preclinical studies, lab materials, depreciation and facilities.  The remaining increase was attributed to increased headcount resulting in a $4.7 million increase in personnel costs, including a $0.7 million increase for stock-based compensation and a $1.5 million increase in license fees.

General and Administrative Expenses

General and administrative expenses increased by $7.5 million to $10.1 million for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily due to a $3.0 million increase in personnel costs, including a $1.2 million increase in stock-based compensation expense, a $1.7 million increase in legal fees, and a $2.8 million increase in professional services fees and other expenses, primarily consisted of accounting and consulting services, director’s and officer’s insurance, depreciation and facility cost.

Change in Fair Value of Derivative Liability

We recorded a loss in the amount of $0.8 million attributable to changes in fair value of the derivative liability during the nine months ended September 30, 2018. No such loss was incurred for the nine months ended September 30, 2019.

Interest Income (Expense), Net

During the nine months ended September 30, 2019, we generated $1.9 million in interest income from our institutional money market accounts. During the nine months ended September 30, 2018, we incurred interest expense of $0.5 million related to a convertible note issued to one of our investors, which converted into shares of our Series A Preferred Stock in March 2018. This was partially offset by $0.5 million of interest income generated from our institution money market accounts during the nine months ended September 30, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Our net losses were $45.3 million and $12.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $66.3 million and $20.9 million, respectively. To date, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing AAV9, developing and progressing our gene therapy product candidates through preclinical studies, preparing and for the initiating of clinical trials, and establishing our manufacturing process to ensure the continued supply of product. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

We do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity and convertible debt financings. In March 2019, we raised an aggregate of approximately $49.8 million of net proceeds from our Series B Preferred Stock financing. In June 2019, we completed our IPO whereby we sold an aggregate of 7,353,000 shares of our common stock for aggregate net proceeds of approximately $113.2 million.

As of September 30, 2019, we had cash and cash equivalents of $183.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

Cash Flows

Historical Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(40,955)	$(8,380)
Net cash used in investing activities	(2,050)	(304)
Net cash provided by financing activities	163,065	64,907
Net increase in cash, cash equivalents and restricted cash	$120,060	$56,223

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $41.0 million as compared to $8.4 million for the same period in 2018. The increase in cash used was primarily the result of increased operating expenses for research and development activities, including third party vendors and employee-related expenses. In addition, our net loss was $45.3 million, which included non-cash charges of $3.2 million, consisting primarily of $3.0 million of stock-based compensation expense, and $0.2 million of depreciation and amortization expense. The change in our net operating assets was primarily the result of a $6.9 million increase in prepaid expenses and other current assets, comprised of $4.1 million relating to our external manufacturing services, $1.3 million for director’s and officer’s insurance, $1.5 million relating to other external research and development activities and allowance on facility space.  In addition, the change in net operating assets also included a $7.3 million increase in accounts payable and accrued expenses, primarily associated with research and development expenses, along with a $1.8 million non-cash increase in the operating lease right-of-use-asset and an increase in operating lease liabilities of $2.5 million as a result of the July 2019 lease modification.

Comparatively, for the nine months ended September 30, 2018, our net loss was $12.3 million, which included non-cash charges of $2.4 million, consisting primarily of $0.8 million attributable to changes in fair value of the derivative liabilities associated with the convertible note, $0.5 million related to the amortization of the convertible note issuance costs, discount and other non-cash interest, and $1.1 million of stock-based compensation expense.  The change in our net operating assets was primarily the result of a $0.9 million increase in prepaid expenses and other current assets and a $2.5 million increase in accounts payable and accrued expenses, primarily associated with research and development expenses.

Investing Activities

Cash used for investing activities was $2.1 million for the nine months ended September 30, 2019 as compared to $0.3 million for the same period in 2018, primarily due to the increase in purchases of property and equipment in connection with the office and lab space build out.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $163.1 million as compared to $64.9 million for the same period in 2018, due to the funds received from the Series B Preferred Stock financing in March 2019, which generated $49.9 million of net proceeds, and the IPO in June 2019, which generated $113.2 million net proceeds, as compared to the Series A Preferred Stock financing in March and April 2018, which generated $64.9 million of net proceeds.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at September 30, 2019:

	Payments Due By Period(1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$15,002	$411	$4,678	$5,012	$4,901
Total	$15,002	$411	$4,678	$5,012	$4,901

(1)

Total payments due by period per the table represent actual cash payments due.  These payments are subject to a present value adjustment of $3.6 million for financial reporting. See Note 9 to our financial statements.

We enter into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical studies, clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to one year after the date of cancellation. These payments are not included in the table above as the amount and timing of such payments are not known. One contract with a CDMO does include cancellation fees for batches within 180 days of a statement of work. We have also entered into license agreements under which we are obligated to make royalty payments and incur annual maintenance fees. We have not included future royalty payments under these agreements in the table above since the payment obligations are contingent upon future events, such as generating product sales. As of September 30, 2019, we were unable to estimate the timing or likelihood of generating future product sales.

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

We classify stock-based compensation expense in our statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We use the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. Using the Black-Scholes option-pricing model requires management to make significant assumptions and judgments. We determined these assumptions for the Black-Scholes option-pricing valuation model as discussed below.

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

The following table summarizes the assumptions for the Black-Scholes option-pricing valuation model used to estimate the fair value of stock options granted during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average grant date fair value of common stock	$7.22	$1.89	$6.19	$2.46
Expected term	6.0	6.0	6.0	6.1
Risk-free interest rate	1.4%	2.9%	2.4%	2.7%
Expected volatility	81.6%	75.5%	79.1%	73.8%
Dividend rate	—	—	—	—

As of December 31, 2018, the total unrecognized compensation expense related to unvested employee and non-employee options was $7.1 million, which we expect to recognize over an estimated weighted-average period of 3.3 years. As of September 30, 2019, the total unrecognized compensation expense related to unvested employee and non-employee options was $15.4 million which we expect to recognize over an estimated weighted- average period of 3.1 years. The aggregate intrinsic value of options outstanding as of September 30, 2019 was $50.8 million, of which $15.7 million related to vested options and $35.1 million related to unvested options.

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

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Interest Rate Risk

As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $183.1 million and $63.0 million, respectively. Interest-earning instruments carry a degree of interest rate risk. However, due to the nature of these investments, the primary aim of which is capital preservation and liquidity, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements included elsewhere in this report. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, although we may choose to do so in the future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our net losses were $45.3 million and $12.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018 we had an accumulated deficit of $66.3 million and $20.9 million, respectively. Since our inception, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing adeno associated virus 9, or AAV9, in particular fields, developing and progressing our gene therapy product candidates through preclinical studies and preparing for clinical trials, and establishing our manufacturing platform. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene therapies.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2019, our cash and cash equivalents were $183.1 million. We estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through the first half of 2021. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

PR001 is still in early development, and we may not be successful in advancing PR001 into and through clinical development. While we have an open IND for PR001 for the treatment of PD-GBA, we have not yet begun dosing any patients. In addition, we submitted an IND to the FDA for PR001 for the treatment of pediatric patients with nGD. Following discussions with the FDA, and based on preclinical studies that demonstrated increased efficacy at a higher dose, we are modifying the design of the Phase 1/2 clinical trial in nGD to commence at a dose higher than originally proposed. Our IND for PR001 for the treatment of pediatric nGD has been placed on clinical hold pending FDA review of an amendment to the nGD IND, which will detail this modification. The start of the Phase 1/2 trial in nGD is anticipated to be delayed approximately one quarter and to begin enrollment in the first half of 2020, however, the modification to the trial design is not anticipated to delay the overall timeline to trial completion.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, ~~e~~ffective as of January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act. While such U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already solicited feedback on some of these measures and is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

As of September 30, 2019, we had 48 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

As of September 30, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates held, in the aggregate, a majority of our outstanding common stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination that other stockholders may desire. Any of these actions could adversely affect the market price of our common stock.

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

Pursuant to the 2019 Equity Incentive Plan, or the 2019 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2020 through January 1, 2029, in an amount equal to 4% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. We have 34,098,819 shares of common stock outstanding as of September 30, 2019. We, our directors and officers and a substantial majority of our securityholders are subject to market standoff provisions or lock-up agreements that restrict our and their ability to sell shares of our common stock until December 17, 2019. When this period expires, we and our locked‑up security holders will be able to sell our shares in the public market. Sales of a substantial number of such shares, or the perception that such sales may occur, upon expiration of the lock‑up agreements or market standoff agreements, could cause our stock price to fall or make it more difficult for you to sell your  common stock at a time and price that you deem appropriate.

As of September 30, 2019, holders of an aggregate of 31,749,819 shares of common stock had rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the stockholders agreement between us and such holders. We have also registered all shares of common stock subject to equity awards issued or reserved for future issuance under our equity compensation plans on a registration statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under Rule 144 under the Securities Act and the market standoff provisions and lock-up agreements described above. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

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

None.

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

As of September 30, 2019, there has been no material change in the planned use of proceeds from our IPO from those disclosed in the IPO Prospectus. We invested the funds received in the IPO in cash and cash equivalents in accordance with our investment policy.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38939	3.1	June 25, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38939	3.2	June 25, 2019

4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1	333-231754	4.1	May 24, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Company Name

Date: November 12, 2019	By:	/s/ Asa Abeliovich, M.D., Ph.D.
Asa Abeliovich, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Brett Kaplan, M.D
Brett Kaplan, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)