Form 10-K
period 2019-12-31
Prevail Therapeutics Inc.
filed 2020-03-26
CIK 1714798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38939

Prevail Therapeutics Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-2129632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
430 East 29th Street, Suite 1520 New York, New York 10016	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 336-9310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PRVL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common shares held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $214.5 million. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 26, 2020, the registrant had 34,170,881 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2020 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements about:

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

•	our expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
•	our ability to identify, recruit and retain key personnel;
•	the potential effects of the recent COVID-19 pandemic on our business, operations and clinical development timelines and plans;
•	regulatory development in the United States and foreign countries;
•	our expectations regarding the uses of the net proceeds from our initial public offering, or IPO; and
•	the sufficiency of our existing cash and cash equivalents to fund our operations.

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

You should read the section titled “Risk Factors” set forth in Part II, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business

Overview

We are a gene therapy company leveraging breakthroughs in human genetics with the goal of developing and commercializing disease-modifying AAV-based gene therapies for patients with devastating neurodegenerative diseases. We are applying a precision medicine approach to neurodegeneration by studying our gene therapies in genetically defined patient populations. We believe this will increase the probability of creating disease-modifying therapies that improve patients’ lives. Our lead program is PR001 for the treatment of Parkinson’s disease with GBA1 mutation, or PD-GBA, and neuronopathic (Type 2 or Type 3) Gaucher disease, or nGD. We are focused on developing a broad pipeline of gene therapies for a range of neurodegenerative diseases, including PR006 for the treatment of frontotemporal dementia with GRN mutation, or FTD-GRN, and PR004 for the treatment of synucleinopathies.

Our differentiated approach to developing gene therapies for neurodegenerative diseases is designed to mitigate challenges faced by others in the development of therapeutics for the central nervous system, or CNS. We select targets for diseases that correspond to patient populations with particular genetic mutations whom we believe can be treated by increasing or decreasing the expression of a particular gene, which makes them well-suited for gene therapy. We apply our deep understanding of human genetics to design our gene therapy product candidates, each of which is intended to be a one-time treatment to address the key underlying genetic mutation that we believe drives disease progression.

We are developing our lead program, PR001, to treat patients with PD-GBA and nGD. PD-GBA affects 7% to 10% of the total Parkinson’s disease population worldwide, and an estimated 90,000 individuals in the United States alone. Gaucher disease is among the most common lysosomal storage disorders, with an estimated global prevalence of one per 30,000 to one per 100,000. Patients with nGD exhibit neurological manifestations in addition to the non-CNS manifestations of Gaucher disease, and represent approximately 6% of all Gaucher disease cases in the United States.

PD-GBA and Gaucher disease share the same underlying genetic mechanism, and we believe they represent a continuum of pathology. The symptoms and severity of the CNS disease in PD-GBA and Gaucher disease depend on the level of enzyme deficiency, which is driven by both the severity and number of GBA1 mutations. GBA1 encodes the lysosomal enzyme, beta-glucocerebrosidase, or GCase. PD-GBA patients have a mutation in one chromosomal copy of GBA1 and Gaucher disease patients have mutations in both chromosomal copies of GBA1. These mutations lead to a deficiency of GCase, resulting in the non-CNS manifestations of Gaucher disease as well as lysosomal dysfunction in CNS cells, which we believe leads to the inflammation and neurodegeneration present in PD-GBA and nGD patients. Approved enzyme replacement therapies, or ERTs, which restore GCase, are effective for the treatment of the non-CNS manifestations of Gaucher disease, but ERTs cannot cross the blood-brain barrier to treat neurodegeneration. Based on the common genetically driven mechanism of PD-GBA and Gaucher disease, we have designed PR001 to express GBA1 in patients’ CNS cells. We believe that restoring GBA1 in the CNS will slow or stop disease progression in PD-GBA and nGD patients.

We have initiated dosing in the PROPEL trial, our Phase 1/2 clinical trial of PR001 for the treatment of PD-GBA patients.  We currently intend to report interim data on a subset of patients from this trial in the second half of 2020.  In December 2019, we announced that our Investigational New Drug application, or IND, for PR001 for the treatment of nGD is now active. We currently intend to initiate two Phase 1/2 clinical trials of PR001 for the treatment of nGD patients in 2020, the first for patients with Type 2 Gaucher disease and the second for patients with Type 3 Gaucher disease. Our Phase 1/2 clinical trials in the PD-GBA and nGD patient populations will investigate the safety and tolerability of PR001, and will also measure key biomarkers and exploratory efficacy endpoints. The U.S. Food and Drug Administration, or FDA, has granted PR001 Orphan Drug designation for the treatment of Gaucher disease and Rare Pediatric Disease Designation for the treatment of nGD. In addition, the FDA has granted Fast Track designation for PR001 for the treatment of PD-GBA. In our comprehensive preclinical program in both mouse models and non-human primates, PR001 was observed to be well tolerated and demonstrated robust and widespread biodistribution. Additionally, in mouse models, we observed significant increases in enzyme activity, reductions in lipid accumulation and improvements in motor function.

We are also developing PR006 for the treatment of FTD-GRN. FTD is the most common cause of dementia in people under age 60 and results from the progressive degeneration of the frontal and temporal lobes of the brain, which control decision-making, behavior, emotion and language. Prevalence of FTD is estimated to be 50,000 to 60,000 individuals in the United States and 80,000 to 110,000 individuals in the European Union. Five to 10% of FTD patients have a GRN mutation.

GRN encodes the human glycoprotein progranulin. Healthy levels of progranulin are necessary for cellular processes such as lysosomal function, neuronal survival and normal microglial activities. FTD-GRN patients have a loss-of-function mutation in a single copy of GRN leading to a 50% or greater decrease in the level of progranulin which results in lysosomal dysfunction and ineffective protein degradation and recycling. We have designed PR006 to express GRN in patients’ CNS cells. We believe that restoring GRN in the CNS will slow or stop disease progression in FTD-GRN patients.

In March 2020, we announced that our IND for PR006 for the treatment of FTD-GRN is now active. Study startup activities are ongoing for the PROCLAIM trial, our Phase 1/2 clinical trial of PR006 for the treatment of FTD-GRN patients, and we anticipate that this trial will initiate in mid-2020. The FDA has granted Fast Track designation for PR006 for the treatment of FTD-GRN and Orphan Drug designation for PR006 for the treatment of FTD. In our comprehensive preclinical program in in vitro models, mouse models and non-human primates, PR006 was observed to be well tolerated and demonstrated robust and widespread biodistribution. Additionally, in mouse models, PR006 increased expression of progranulin protein in the brain and CSF, reduced indicators of lysosomal dysfunction in the brain, and suppressed expression of markers of inflammation in the brain.

We are also currently conducting preclinical studies of PR004 for the treatment of synucleinopathies and developing a broad pipeline of potentially disease-modifying AAV gene therapies for the potential treatment of a range of neurodegenerative diseases with high unmet medical need.

All of our current programs utilize adeno-associated virus, or AAV, gene therapy technology, which we believe is particularly well-suited for the treatment of CNS diseases. AAV-based viral vectors have been observed in third-party clinical trials to be well-tolerated and to have promise in delivering stable, long-lasting transgene expression in a range of tissues, including the CNS. We have initially chosen to use AAV9 based on its transformational biological properties and track record, which we believe will translate into a positive clinical effect in our initial indications. In a third-party Phase 1 clinical trial in Type 1 spinal muscular atrophy, AAV9 was observed to enable gene delivery in the CNS and broad brain-wide biodistribution with a single administration. We have entered into license agreements with REGENXBIO Inc., or REGENXBIO, pursuant to which they granted us an exclusive, worldwide license to use AAV9 delivering the gene encoding for GBA1 for the treatment of disease, as well as three distinct exclusive options for specified genes for the treatment of disease. In April 2019, we exercised all three options, including for AAV9 delivering the genes encoding for progranulin and α-Synuclein. For our initial programs, we plan to deliver directly to the cerebrospinal fluid via a minimally invasive non-surgical procedure.

Our company was founded through a collaborative effort by Asa Abeliovich, M.D., Ph.D., our Chief Executive Officer, OrbiMed and The Silverstein Foundation for Parkinson’s with GBA, who shared a common vision: to cure Parkinson’s disease and other neurodegenerative disorders. Dr. Abeliovich and our other scientific and clinical leaders bring a deep understanding of the human genetics of neurodegenerative diseases, the underlying molecular mechanisms by which genetic mutations cause these diseases, and how to optimally design potential therapies to restore the function impaired by these genetic mutations. We intend to apply our expertise to developing therapies that have potential to slow or stop disease progression for patients.

Our Pipeline

Our initial AAV9 gene therapy programs are summarized in the table below. We hold worldwide commercial rights to all of our programs.

We are focused on developing a broad pipeline of disease-modifying AAV gene therapies for the treatment of a range of neurodegenerative diseases with high unmet medical need, including Parkinson’s disease, frontotemporal dementia, or FTD, Alzheimer’s disease, amyotrophic lateral sclerosis, or ALS, dementia with Lewy bodies, or DLB, and related lysosomal disorders. Our goal is to use the capabilities we have established for our other product candidates to rapidly advance these programs towards clinical testing.

Our Strategy

We are leveraging breakthroughs in human genetics with the goal of developing and commercializing disease-modifying gene therapies for patients with neurodegenerative diseases with high unmet medical need. Key elements of our strategy to achieve this goal include:

•

Build a patient-focused gene therapy company. Our company was founded through a collaborative effort by Asa Abeliovich, M.D., Ph.D., OrbiMed and The Silverstein Foundation for Parkinson’s with GBA, who shared a common vision: to cure Parkinson’s disease and other neurodegenerative disorders. We believe we are uniquely positioned to discover and rapidly develop potential gene therapies for patients. We continue to work closely with the neurodegenerative disease community, including scientists, physicians, and patients and their caretakers, to accomplish this goal.

•

Apply precision medicine to developing gene therapies for the treatment of neurodegenerative diseases. We select our targets based on our deep understanding of human genetics. By studying our gene therapies in genetically defined patient populations, we are applying a precision medicine approach to neurodegeneration, which we believe will increase the probability of creating disease-modifying therapies that improve patients’ lives.

•

Leverage the transformational potential of AAV gene therapy technology. AAV-based viral vectors have been observed in third-party clinical trials to be well-tolerated and to have promise in delivering stable, long-lasting transgene expression in a range of tissues, including the CNS. We have chosen to use AAV9 for our initial programs and will continue to evaluate the latest scientific understanding of capsid technology for each of our future programs.

•

Rapidly advance PR001 and PR006 through clinical trials. We have initiated dosing in the PROPEL trial, our Phase 1/2 clinical trial of PR001 for PD-GBA patients, and we currently intend to report interim data on a subset of patients from this trial in the second half of 2020.  We currently intend to initiate two Phase 1/2 clinical trials of PR001 for the treatment of nGD patients in 2020, the first for patients with Type 2 Gaucher disease and the second for patients with Type 3 Gaucher disease. We also currently intend to initiate the PROCLAIM trial, our Phase 1/2 clinical trial of PR006 for FTD-GRN patients, in mid-2020.

We believe we have established the capabilities to efficiently advance PR001, PR006 and our future product candidates through clinical testing.
•

Continue to develop our innovative pipeline of gene therapies. We are focused on developing a broad pipeline of disease-modifying AAV gene therapies for the treatment of a range of neurodegenerative diseases with high unmet medical need, including Parkinson’s disease, FTD, Alzheimer’s disease, ALS, DLB, and related lysosomal disorders.

•

Continue to develop our manufacturing processes to meet clinical and commercial needs. We believe our manufacturing expertise is critical for successfully treating patients with gene therapies, and we have established high-yield, high-potency manufacturing capabilities. In addition, we are actively developing our processes for commercial-scale manufacturing of our gene therapy product candidates.

Our Approach

Our Precision Medicine Approach to Neurodegeneration

Major degenerative disorders of the CNS, including Parkinson’s disease, FTD, Alzheimer’s disease, ALS and DLB, are characterized by their relentless and devastating courses. Patients suffering from these diseases currently have no therapies available to them that slow or reverse disease progression.

In the past, attempts to identify potential drug targets for neurodegenerative diseases have largely focused on addressing pathological manifestations instead of the underlying genetic cause of disease. Clinical trials have often enrolled patients diagnosed by symptoms only, leading to heterogeneity of the patient populations studied, which can confound trial results. Further, many clinical studies have lacked meaningful early clinical or biomarker endpoints to provide timely proof-of-concept data. As a result of these challenges, the vast majority of potential therapeutics developed to modify or cure neurodegenerative diseases have failed.

Our differentiated approach to developing therapies for neurodegenerative diseases is designed to mitigate these challenges. We select our targets based on our deep understanding of human genetics. By studying our gene therapies in genetically defined patient populations, we are applying a precision medicine approach to neurodegeneration, which we believe will increase the probability of creating disease-modifying therapies that improve patients’ lives.

Our founder and Chief Executive Officer, Dr. Abeliovich, and our other scientific leaders bring a deep understanding of the human genetics of neurodegenerative diseases, the underlying molecular mechanisms by which genetic mutations cause these diseases, and how to optimally design potential therapies to restore the function impaired by these genetic mutations. Dr. Abeliovich has spent more than 25 years researching the genetics of neurodegenerative diseases and the molecular mechanisms that translate risk-associated gene variants into disease-causing pathology. In recent years, human genetic studies, including genome-wide association and deep sequencing studies that compare patients with a particular neurodegenerative disease to healthy controls, have identified a number of genes that are directly associated with neurodegenerative diseases, including Parkinson’s disease, FTD, Alzheimer’s disease, ALS and DLB. Many of these identified risk genes are known to play a role in lysosomal function and lysosomal trafficking, and Dr. Abeliovich has been a pioneer in investigating and explaining how these identified genetic mutations, and the resulting lysosomal dysfunction, can cause neurodegeneration. Our team is at the forefront of scientific discovery in the areas of human genetics of neurodegenerative disease, and we intend to apply our expertise to developing therapies that have the potential to slow or stop disease progression for patients.

Human Genetics and the Role of Lysosomal Dysfunction in Neurodegeneration

Lysosomes are membrane-bound organelles found in all cells and serve as the cell’s “recycling center.” Enzymes within the lysosome act to degrade proteins, lipids and sugars, as well as entire organelles such as mitochondria, that come in from the cell’s cytoplasm (through autophagic trafficking) or its exterior (through endosomal trafficking). Lysosomes play an especially critical role in long-lived cells, such as neurons, and in the aging process.

Genetic mutations in lysosomal genes alter the function of key lysosomal components, such as enzymes, which leads to the accumulation of macromolecules, such as glycolipids and toxic proteins. This in turn leads to insufficient lysosomal function, resulting in toxicity and inflammation, which we believe causes neurodegenerative disease, as shown in the figure below.

Mutations in Lysosomal Genes Cause Lysosomal Dysfunction

Leading to Toxicity, Inflammation and Neurodegenerative Disease

Severe lysosomal deficiencies lead to rare childhood illnesses, called lysosomal storage disorders. More modest lysosomal deficiencies can lead to the gradual accumulation of toxic substrates in long-lived cells, particularly in the CNS, and present as neurodegenerative diseases of aging. Enzyme replacement therapy, or ERT, has been shown to be efficacious in treating certain lysosomal storage disorders, but ERTs cannot cross the blood-brain barrier to treat neurodegenerative diseases or the neurological manifestations of lysosomal storage disorders, such as nGD.

Numerous studies have elucidated the molecular mechanisms by which lysosomal dysfunction causes the pathology observed in neurodegenerative diseases. For example, PD-GBA patients have reduced levels of the lysosomal acid beta-glucocerebrosidase, or GCase, the lysosomal enzyme encoded by the GBA1 gene that catalyzes the conversion of the glycosphingolipid substrate glucosylceramide, or GluCer, into glucose and ceramide. In these patients the accumulation of toxic glycolipids induces further lysosomal dysfunction as well as aggregation of α-Synuclein, a pathological hallmark of Parkinson’s disease. Lysosomal dysfunction is also an important feature of FTD in patients with reduced levels of progranulin, caused by GRN mutations. Progranulin is required for the maintenance of lysosomes. Other genes associated with Parkinson’s disease, FTD, Alzheimer’s disease, ALS and DLB are also known to encode components of lysosomes or components of the machinery that traffic protein cargo to lysosomes.

We believe that restoring or enhancing lysosomal function will improve the health of CNS cells and slow or stop the progression of neurodegenerative diseases.

Indication and Target Selection

We are applying a precision medicine approach to developing gene therapies for the treatment of neurodegenerative diseases by leveraging our deep understanding of human genetics. We select the indications and targets for our pipeline programs based on the following criteria:

•	Patient populations with high unmet need. We aim to help patient populations with devastating neurodegenerative diseases where gene therapy could have a transformational impact.
•	Clearly defined and genetically driven disease mechanism. We believe our deep understanding of human genetics and neurodegenerative disease biology allows us to effectively select targets.

•

Well-suited for gene therapy. We select targets for diseases that we believe can be treated by increasing or decreasing the expression of a particular gene, which makes them well-suited for gene therapy.

•	Compelling preclinical data. When possible, we leverage existing preclinical or clinical evidence suggesting that modulating the target will be safe and will modify or cure the underlying pathology.
•

Genetically defined patient populations. We select targets that correspond to patient populations with a particular genetic mutation, increasing the homogeneity of our studied patient populations and potentially increasing the likelihood of demonstrating efficacy.

•

Biomarkers that may provide early clinical proof-of-mechanism. We plan to measure biomarkers of target engagement at an early time point in each of our clinical trials, potentially enabling us to establish proof-of-mechanism.

•

Targets with large potential market opportunity. We are pursuing targets that have application in at least one sizeable patient population with high unmet need. For example, our lead indication for PR001 is PD-GBA, which affects more than 90,000 individuals in the United States alone.

Our Technological Approach

We are leveraging breakthroughs in human genetics and the transformational potential of AAV gene therapy with the goal of developing and commercializing disease-modifying gene therapies for patients with neurodegenerative diseases with high unmet medical need. AAV-based viral vectors have been observed in third-party clinical trials to be well-tolerated and to have promise in delivering stable, long-lasting transgene expression in a range of tissues, including in the CNS. Many clinical trials of AAV-based gene therapies are currently ongoing, and at least two AAV-based gene therapies have been approved in the United States.

We believe AAV gene therapy is a modality particularly well-suited for treating CNS diseases. Long-term gene expression and durable results may be achievable in the CNS following one-time dosing with an AAV vector, because most CNS cells typically do not divide or turn over. The CNS is an immune privileged site, which increases the likelihood of efficacy and reduces the risk of harmful immune response when delivery is localized. Targeted delivery to the CNS potentially requires a lower dose than systemic delivery, thereby lowering manufacturing requirements. Further, AAV is not known to cause any disease in humans and AAV gene therapies do not readily integrate into the genome of the target cell, reducing the potential for developing cancer as a result of treatment.

We have chosen to use AAV9 as the capsid, or the outer viral protein shell that encloses the DNA cargo, for our initial programs based on its transformational biological properties and track record, which we believe will translate into a positive clinical effect in our initial target indications. In a third-party Phase 1 clinical trial in Type 1 spinal muscular atrophy, AAV9 was observed to enable gene delivery in the CNS and broad brain-wide biodistribution with a single administration. Once the therapeutic gene is transduced to cells of the CNS, we believe the cells will be able to continue to produce the therapeutic protein for years and, potentially, the rest of the patient’s life.

By developing our AAV9-based gene therapies for genetically defined patient populations, we are applying a precision medicine approach to neurodegeneration, which we believe will increase the probability of creating disease-modifying therapies that improve patient outcomes. We are seeking to replace deficient proteins in genetically defined patient populations where CNS disease is driven by a loss-of-function mutation, and inhibit expression of toxic proteins in the context of a gain-of-function mutation. We have entered into a license agreement with REGENXBIO pursuant to which REGENXBIO granted us an exclusive, worldwide license to use AAV9 delivering the gene encoding for GBA1 for the treatment of disease. We have also entered into a license agreement with REGENXBIO pursuant to which REGENXBIO granted us three distinct exclusive options for specified genes for the treatment of disease. In April 2019, we exercised all three options, including for AAV9 delivering the genes encoding for progranulin and α-Synuclein.

We are engineering and optimizing AAV gene therapies that we believe are best suited for each of our target indications. The key components of an AAV gene therapy include: (1) the capsid, or the outer viral protein shell that encloses the DNA cargo; (2) the therapeutic gene, or transgene; and (3) the regulatory elements that drive the ultimate level of expression of the transgene.

To design the optimal gene therapy for a target patient population, we focus on optimizing each element in order to improve therapeutic outcomes:

•

Selection of capsid. We believe AAV viral vectors are uniquely well-suited to deliver genetic material to the CNS. We have initially selected AAV9 because it has demonstrated efficacy, an acceptable safety profile, efficient gene delivery in the CNS, broad brain-wide biodistribution and manufacturability in third-party clinical trials in other indications. We will continue to evaluate the latest scientific understanding of capsid technology to select the optimal capsid for each of our future programs.

•

Selection of transgenes. We design gene therapies with transgenes that express and/or knock down one or more genes that have been identified as potentially disease-modifying based on human genetic studies of neurodegenerative diseases. In the case of diseases caused by loss-of-function mutations, we design codon-optimized DNA encoding wild-type protein, in order to minimize safety risk. In the case of diseases caused by gain-of-function mutations, we design DNA encoding RNA molecules that inhibit expression of the target gene based on RNA interference, or RNAi, technology. We also have a unique approach that combines overexpression and RNAi.

•

Optimization of regulatory elements. We select the other elements of our vectors, including promotors and enhancers, to optimize expression level, localization, manufacturability and safety. For our initial programs, we have chosen elements that have been validated via inclusion in other gene therapy programs that have been tested in humans.

•

Route of administration. Our goal is to utilize vectors that can achieve the desired therapeutic effect efficiently following a one-time treatment via a minimally invasive route of administration. For our initial programs, we have chosen to deliver our gene therapies directly to the cerebrospinal fluid, or CSF, via a non-surgical procedure. In preclinical studies, CSF administration of AAV9 has demonstrated effective biodistribution broadly across the CNS and limited toxicity. Intra-CSF delivery typically requires less drug product than systemic delivery.

•

Feasibility of manufacturing. We seek to utilize vectors that can be produced in a cost-effective, reliable and scalable manner. We selected AAV9 for our initial programs in part due to its well-characterized manufacturing process.

We will continue to evaluate the optimal vector technology for the biology we are addressing and expect that our current and future product candidates will make use of technological advances.

Our Manufacturing Approach

Our strategy is to advance potential therapies into clinical trials as efficiently and safely as possible. To accomplish this goal, we have established our own internal process development capabilities, and we are working with one of our experienced contract development and manufacturing organizations, or CDMOs, to produce material compliant with current good manufacturing practices, or cGMPs, in a robust, state-of-the-art process based on adherent HEK293 cells. This approach was designed to increase our speed of development, ensure consistent product quality and regulatory compliance, and ensure predictable production costs. With this CDMO, we have now completed GMP production of sufficient quantities of PR001 and PR006 to supply our planned Phase 1/2 clinical trials for PD-GBA, nGD and FTD-GRN.

Since our goal is to develop therapies that may benefit patient populations of significant size, we are also developing a late stage and commercial manufacturing process that can scale to supply a large market. We are working with another CDMO, Lonza, in close collaboration with our internal process development team, on a scalable baculovirus/Sf9 production system to manufacture PR001 and PR006 for late-stage clinical and commercial supplies. Our collaboration with Lonza also has the potential to extend to our future pipeline of AAV-based gene therapy programs. In collaboration with Lonza, we have developed and scaled up a process that demonstrates promising yield and potency, and our GMP manufacturing preparations are underway. We have also initiated studies and assessments to demonstrate comparability between the material produced in the baculovirus/Sf9 production system and the material produced in the HEK293 production system.

In the baculovirus/Sf9 production system, AAV vectors are produced by infection of insect cells with recombinant baculoviruses. This scalable suspension production system, using single-use bioreactors, is designed to produce higher yields of vectors more cost-effectively and efficiently than current mammalian cell-based approaches. Other gene therapy companies have used baculovirus/Sf9 production systems to produce AAV material that has been used in human clinical trials and have demonstrated consistent process yields and product qualities. We believe the baculovirus production system maximizes our ability to ensure cost-efficient, safe and scalable supply at the higher quantities required for late-stage clinical development and commercialization.

PR001 for the Treatment of PD-GBA and nGD

We are currently developing PR001, our gene therapy candidate which utilizes an AAV9 vector to deliver codon-optimized DNA encoding wild-type GCase, for PD-GBA and nGD. We have initiated dosing in the PROPEL trial, our Phase 1/2 clinical trial of PR001 for the treatment of PD-GBA patients, and we currently intend to report interim data on a subset of patients from this trial in the second half of 2020. In December 2019, we announced that our IND for PR001 for the treatment of nGD is now active. We currently intend to initiate two Phase 1/2 clinical trials of PR001 for the treatment of nGD patients in 2020, the first for patients with Type 2 Gaucher disease and the second for patients with Type 3 Gaucher disease. Our Phase 1/2 clinical trials in the PD-GBA and nGD patient populations will investigate the safety and tolerability of PR001, and will also measure key biomarkers and exploratory efficacy endpoints. The FDA has granted PR001 Orphan Drug designation for the treatment of Gaucher disease and Rare Disease Designation for the treatment of neuronopathic Gaucher disease. In addition, the FDA granted Fast Track designation for PR001 for the treatment of PD-GBA. The close causal link between PD-GBA and Gaucher disease has been established by both human genetic and clinical studies, supporting our strategy of developing PR001 for both indications. We believe Parkinson’s and Gaucher diseases represent a continuum of pathology with the same underlying mechanism. The symptoms and severity of the CNS disease depend on the level of enzyme deficiency, which is driven by both the type and number of GBA1 mutations.

Overview of Parkinson’s Disease and Gaucher Disease

Parkinson’s Disease

Parkinson’s disease is a progressive neurodegenerative disorder most commonly characterized by resting tremor, bradykinesia (slow movement), rigidity and gait difficulty. While Parkinson’s disease is generally thought of as a disease of motor function, it is now well-recognized that it broadly affects the peripheral and central nervous system. Patients suffer from a range of non-motor symptoms, including loss of sense of smell, difficulty swallowing, urinary symptoms, constipation, sleep behavior disorders, hypotension, depression, psychosis, dementia and cognitive impairment. We estimate that Parkinson’s disease affects up to one million people in the United States and seven million people worldwide.

Parkinson’s disease pathology involves loss of certain neuronal populations (including dopamine neurons), the presence of intraneuronal protein aggregates and other lysosomal abnormalities. These are a consequence of ineffective lysosome-mediated degradation and recycling of defective proteins and other cellular components.

This lysosomal dysfunction leads to toxicity and inflammation as well as the accumulation of a-Synuclein. Alpha-Synuclein is a protein that, in Parkinson’s disease patients, forms toxic aggregates in the brain. Lewy bodies, which characterize Parkinson’s disease, are intraneuronal structures composed in part of these a-Synuclein aggregates.

The scientific and medical communities now acknowledge that Parkinson’s disease is a brain-wide disorder. The progression of Lewy body pathology occurs in a predictable, anatomical sequence called Braak stages, with the clinical manifestations generally reflecting the areas of the nervous system involved. At the onset of motor symptoms, patients typically display abundant Lewy body pathology in the ventral midbrain, within the brain stem. However, as the disease progresses, Lewy bodies accumulate more broadly throughout the brain. Such progression can manifest as severe motor symptoms with gait impairment, neuropsychiatric symptoms, and dementia. We believe that disease-modifying therapeutic approaches for Parkinson’s disease should address this brain-wide pathology.

Human genetic studies have identified over 40 potentially causative and risk genes for Parkinson’s disease. Many of these genes are implicated in lysosomal function or lysosomal trafficking, indicating that lysosome dysfunction is the common denominator that underlies Parkinson’s disease pathology. We believe that these genetic mutations cause lysosomal defects, which lead to the neuropathological hallmarks of Parkinson’s disease including a-Synuclein aggregate accumulation, inflammation and further lysosomal abnormalities.

Among these Parkinson’s-associated genes, the GBA1 gene is considered to be highly clinically relevant. Individuals with a single mutated copy of the GBA1 gene have a three to ten times higher risk of developing Parkinson’s disease than individuals with no mutations in the GBA1 gene. Seven to ten percent of Parkinson’s disease patients worldwide and 9% to 10% of Parkinson’s disease patients in the United States have a GBA1 mutation, yielding an estimated prevalence of an estimated 90,000 to 100,000 PD-GBA patients in the United States alone. GBA1 mutations impact the risk of developing Parkinson’s disease as well as many other aspects of the disease course, including the severity, age of onset and rate of progression of disease and the likelihood of dementia.

The GBA1 gene encodes the lysosomal enzyme GCase, which catalyzes the conversion of GluCer into glucose and ceramide. Reduced levels of GCase activity in PD-GBA patients may lead to accumulation of glycolipid substrates including GluCer and glucosylsphingosine, or GluSph, as well as altered production of ceramide and secondary changes in other lipids. The glycolipid substrate accumulation is toxic and pro-inflammatory, leading to lysosomal dysfunction and accumulation and aggregation of a-Synuclein in cells. The reduction in ceramide has also been linked to neurodegeneration and a-Synuclein pathology in model systems, and has been observed in Parkinson’s disease brains. The mechanism by which GBA1 mutation causes Parkinson’s disease is depicted in the figure below.

Parkinson’s Disease with GBA1 Mutation

Alpha-Synuclein aggregation and GCase deficiency are thought to act in a “vicious cycle.” GCase deficiency causes the accumulation of GluSph substrate, which has been reported to directly affect the accumulation and aggregation of a-Synuclein. In addition, increased a-Synuclein levels lead to less GCase activity, which in turn leads to more a-Synuclein accumulation.

The genetics of GBA1 mutations and the function of GCase are well-studied and characterized as a result of the study of Gaucher disease, a lysosomal storage disorder caused by deficient levels of active GCase enzyme due to mutations in both copies of the GBA1 gene.

Gaucher Disease

Gaucher disease is a heterogeneous lysosomal storage disorder characterized by multi-organ pathology. It impacts the liver, spleen, hematopoietic system, bones, lungs and CNS. Gaucher disease pathology in these organs is characterized by accumulation of lipid substrate and degenerative and inflammatory changes. Gaucher disease is among the most common lysosomal storage disorders, with an estimated global prevalence of one per 30,000 to one per 100,000, with a substantially higher incidence in certain populations, such as in individuals of Ashkenazi Jewish descent, who have a prevalence of 118 per 100,000.

Gaucher disease has three subtypes, which are distinguished by the presence or absence of neurological symptoms, severity of symptoms, age at onset and age at death. Type 1, or non-neuronopathic, Gaucher disease is the most common form of the disease. It can occur at any age and involves symptoms including enlarged liver, enlarged spleen, anemia, bone pathology and lung disease. Historically, Type 1 Gaucher disease was distinguished by the absence of neurological symptoms, although it is now recognized that these patients are at elevated risk of developing Parkinson’s disease. Type 2 Gaucher disease represents approximately 1% of Gaucher disease cases in the United States, presents in infancy, affects the CNS and involves rapidly progressing neurodegeneration leading to death in infancy or early childhood. Type 3 Gaucher represents approximately 5% of Gaucher disease cases in the United States, presents in childhood or adulthood, affects the CNS, and involves neurological symptoms such as gaze and motor abnormalities, ataxia, spasticity, myoclonus (involuntary muscle jerks) and seizures. Both Type 2 and Type 3 Gaucher disease, together referred to as nGD, also result in severe systemic manifestations of the type seen in Type 1 Gaucher disease patients. Although relatively rare in the United States, neuronopathic Gaucher makes up a higher percentage of Gaucher patients in certain non-Western countries, including Japan, Korea, Egypt, India and China. We estimate that there are at least 1,000 nGD patients across North America, Europe and Japan.

The relationship between Gaucher disease and PD-GBA has been established by both human genetic and clinical studies, supporting our strategy of developing PR001 for both indications. We believe Gaucher disease and PD-GBA represent a continuum of pathology with the same underlying genetic mechanism. The symptoms and severity of the CNS disease depend on the level of enzyme deficiency, which is driven by both the type and number of GBA1 mutations, as depicted in the figure below.

Gaucher disease patients have mutations in both chromosomal copies of GBA1. Patients with the most severe GBA1 mutations, which cause severe enzyme deficiency, present with severe neuronopathic (Type 2) Gaucher disease. Patients with less severe mutations generally present with less severe neuronopathic (Type 3) Gaucher, although patients with more severe mutations can also present with Type 3 Gaucher disease. Patients with moderate GBA1 mutations present with Type 1 non-neuronopathic Gaucher disease, and are at elevated risk of developing Parkinson’s disease. Individuals with a mutation in a single chromosomal copy of GBA1 do not present with Gaucher disease, but have an elevated risk of developing Parkinson’s disease. In these PD-GBA patients, the severity of the mutation correlates with the severity of the symptoms and the rate of progression of the disease. In addition, clinical studies of Parkinson’s disease patients who do not carry GBA1 or other known Parkinson’s disease mutations, referred to as “sporadic” Parkinson’s disease patients, also display reduced GCase activity.

Limitations of Current Therapies for Parkinson’s Disease and Gaucher Disease

Parkinson’s Disease

There are no treatments that modify the progressive underlying disease process of Parkinson’s disease. Current approved therapies for Parkinson’s disease are limited to symptomatic treatments and include levodopa, dopaminergic receptor agonists and inhibitors of enzymes related to dopamine metabolism such as monoamine oxidase inhibitors and catechol-O-methyltransferase inhibitors. These therapies aim to improve overall dopaminergic function. Deep brain stimulation, a procedure in which electrodes are surgically placed in the basal ganglia, either in the subthalamic nucleus or internal globus pallidus, is another option for the treatment of advanced Parkinson’s disease. The benefits of each of these treatments diminishes over time as the disease progresses, and they do not impact the non-motor symptoms or the progression of the disease. As the disease progresses, the non-motor symptoms, such as dementia and cognitive impairment, can lead to severe morbidity and mortality.

Gaucher Disease

There are no therapies approved by the FDA for the treatment of neuronopathic (Type 2 or Type 3) Gaucher disease.

In the United States, several ERTs that consist of recombinant GCase have been approved for the treatment of Type 1 Gaucher disease, including Cerezyme (marketed by Genzyme Corporation, a Sanofi company, or Sanofi Genzyme), Vpriv (marketed by Shire plc, an operating subsidiary of Takeda Pharmaceutical Company Limited) and Elelyso (marketed by Pfizer Inc.). ERTs are sometimes used off-label for the non-neurological manifestations of neuronopathic Gaucher patients; however, ERTs cannot cross the blood-brain barrier to treat the neurological manifestations. ERTs have further limitations, as some patients continue to experience bone pain, lung pathology, thrombocytopenia and enlargement of spleen following long-term ERT treatment. In addition, ERTs are dosed by intravenous infusion approximately once every two weeks, impacting patients’ and caregivers’ quality of life and productivity.

The FDA has approved several oral substrate reduction therapies, or SRTs, for the treatment of adults with Type 1 Gaucher disease, including Zavesca (marketed by Actelion) and Cerdelga (marketed by Sanofi Genzyme). These therapies are not approved for nGD.

As a result, we believe there is still significant unmet need among patients with Gaucher disease.

Our Solution

We are developing PR001 as a potentially disease-modifying, single-dose treatment for PD-GBA and nGD. PR001 is a gene therapy that utilizes an AAV9 viral vector to deliver codon-optimized DNA encoding wild-type GCase to a patient’s cells. Our understanding that the pathological process in Parkinson’s disease is brain-wide led us to select AAV9 for gene delivery because of its potential to broadly transduce the CNS. These properties are also important for nGD, which affects many regions of the CNS. Our intended route of administration for PR001 is via injection into the intra cisterna magna, or ICM, an intrathecal space above the spinal canal containing CSF. We believe that PR001, when administered via injection into the CSF, will broadly transduce the cells of a patient’s CNS and produce sufficient GCase to restore healthy lysosomal function and neuronal survival, thereby slowing the progression of disease.

PROPEL Trial: Phase 1/2 Clinical Trial for the Treatment of PD-GBA

We have initiated dosing in the PROPEL trial, our randomized, double-blind, sham procedure-controlled, ascending dose Phase 1/2 clinical trial of PR001 in moderate-to-severe PD-GBA patients. This trial is enrolling up to 16 patients with at least one GBA1 mutation who are receiving a stable regimen of standard-of-care treatment. In each of the two escalating dose cohorts (1×1014 vg and 2×1014 vg of PR001), six patients will receive PR001 and two patients will receive a sham procedure as control. We are investigating the effect of PR001 administered as a single injection into the ICM.

The primary outcomes of the trial include safety and tolerability. Secondary outcomes include biomarkers, including GCase, GluCer and GluSph in the blood and CSF. Exploratory outcomes include clinical efficacy endpoints used in Parkinson’s disease and additional biomarkers. Change from baseline in GluCer, GluSph, and GCase enzyme activity will be measured in CSF and blood at three and 12 months, and in blood at additional timepoints. An unblinded interim analysis will be performed once all patients in the first cohort complete 12 months of treatment, and a second unblinded interim analysis will be performed once all patients in the second cohort complete 12 months of treatment. Provided that the safety and tolerability profile of PR001 is acceptable at the time of each of these interim analyses, we will consider rolling over patients who received the sham procedure to a separate protocol under which they would be administered PR001. Additional interim analyses may be performed. All patients will be followed for a total of five years to monitor safety and selected biomarker and efficacy measures.

In response to the COVID-19 pandemic, patient screening and enrollment at currently active trial sites for the PROPEL trial has been temporarily suspended. We still intend to report interim data on a subset of patients from the PROPEL trial in the second half of 2020, however, this may be impacted if there is a prolonged suspension of enrollment. Based on the results from this initial trial, we plan to obtain input from regulatory agencies and plan additional trials to obtain regulatory approvals for commercialization in geographies worldwide.

PROVIDE and PROGRESS Trials: Planned Phase 1/2 Clinical Trials of PR001 for the Treatment of nGD

We currently intend to initiate two Phase 1/2 clinical trials of PR001 for the treatment of nGD patients in 2020, the first for patients with Type 2 Gaucher disease and the second for patients with Type 3 Gaucher disease.

Study startup activities are ongoing for the PROVIDE trial, an open-label Phase 1/2 clinical trial of PR001 for patients with Type 2 Gaucher disease. We anticipate that this trial will initiate in mid-2020, subject to any delays related to the COVID-19 pandemic. This trial will include up to 15 infants with two GBA1 mutations and a diagnosis of Type 2 Gaucher disease. We plan to investigate the effect of PR001 administered as a single injection into the ICM at a dose of 1.3×1011 vg per gram brain mass, or up to 1.7×1014 vg in total. The primary outcomes of the trial will include safety and tolerability. Secondary and exploratory outcomes will include biomarkers, including GCase, GluCer and GluSph in the blood and CSF, as well as clinical efficacy endpoints appropriate for nGD. Change from baseline in GluCer, GluSph, and GCase enzyme activity will be measured in CSF at six (initial interim analysis) and 12 months, and in blood at additional timepoints. An additional interim analysis including clinical endpoints will be performed at 12 months. All patients will be followed for a total of five years to monitor safety and selected biomarker and efficacy measures.

We anticipate that the PROGRESS trial, a Phase 1/2 clinical trial of PR001 for patients with Type 3 Gaucher disease, will initiate in the second half of 2020, subject to any delays related to the COVID-19 pandemic. This trial will include up to 21 patients with two GBA1 mutations and a diagnosis of Type 3 Gaucher disease. We plan to investigate the effect of PR001 administered as a single injection into the ICM. The primary outcomes of the trial will include safety and tolerability. Secondary and exploratory outcomes will include biomarkers, including GCase, GluCer and GluSph in the blood and CSF, as well as clinical efficacy endpoints appropriate for nGD. Change from baseline in GluCer, GluSph, and GCase enzyme activity will be measured in CSF at three and 12 months, and in blood at additional timepoints. An analysis of clinical endpoints will be performed at 12 months. All patients will be followed for a total of five years to monitor safety and selected biomarker and efficacy measures.

Based on the results from these initial trials, we plan to obtain input from regulatory agencies on the requirements to file for regulatory approval for commercialization in geographies worldwide.

Compassionate Use

In January 2020, we announced that we granted a compassionate use request for the administration of PR001 to a single patient with Type 2 Gaucher disease via a compassionate use pathway, following approval by an international regulatory authority, and that the patient had been dosed. This patient was treated at Sheba Medical Center in Israel.

PR001 Life Cycle Planning

We are continuing to evaluate the opportunity to further develop PR001 in other diseases caused by a deficiency in GCase activity, such as sporadic Parkinson’s disease and Type 1 Gaucher disease.

Preclinical Studies of PR001

Our comprehensive preclinical program for PR001 was designed to inform efficacy, biodistribution, dosing and safety.

Mouse Models of PD-GBA and nGD

GBA1 mutations are associated with a spectrum of disorders that include PD-GBA and Gaucher disease. Because PD-GBA and Gaucher disease result from the same core biochemical mechanism, many preclinical models are relevant for both diseases. We utilized three mouse models to study the amelioration of GCase deficiency and the associated phenotypes with PR001:

•

Pharmacological model: Conduritol-ß-epoxide, or CBE, is a pharmacological inhibitor of GCase, and mice treated with CBE display phenotypes consistent with GCase loss-of-function, including lipid accumulation, motor behavior abnormalities and widespread neuropathology, which is a signal of CNS injury. By varying CBE dosage and thus the degree of GCase inhibition in vivo, it is possible to recapitulate the degrees of enzyme deficiency seen in PD-GBA and different Gaucher disease types. In our experiments using this model, mice were dosed daily with CBE treatment to create and maintain GCase deficiency and associated phenotypes.

•

Genetic model: The 4L/PS-NA model of PD-GBA and Gaucher disease combines Gba1 mutations with mutations in the gene encoding saposin C, an essential activator of GCase. This combination is designed to lead to a more severe reduction in GCase enzyme activity and phenotypes relevant to both PD-GBA and Gaucher disease, including motor behavior abnormalities, α-Synuclein accumulation, neuropathology and visceral involvement.

•

α-Synuclein model: A53T-SNCA mice, or A53T mice, express a human α-Synuclein A53T mutant transgene and are deficient in murine α-Synuclein. The A53T mutation is associated with familial PD in humans. However, A53T mice display relatively subtle phenotypes, including reduced gastrointestinal motility and variable motor abnormalities between six and 12 months of age. This mouse model does not exhibit widespread α-Synuclein pathology in the brain. Reduction of GCase activity by CBE can lead to changes in the levels of aggregated and toxic forms of α-Synuclein.

Review of Preclinical Data in CBE-Treated Mice

In a dose-finding study, three separate doses of PR001 were administered to CBE mice by intracerebroventricular, or ICV, injection, as ICM injection is not possible in mice. Viral vector doses are denoted by the number of vector genomes, or vg, delivered. For example, our low dose in this study was 2,000,000,000 vector genomes, or 2.0 x 109 vg; our medium dose in this study was 6,200,000,000 vector genomes, or 6.2 x 109 vg; and our high dose in this study was 20,000,000,000 vector genomes, or 2.0 x 1010 vg. Virus titer values have been updated to reflect results from a new qPCR analytical method that is transgene specific and has improved precision and accuracy.

At all three doses, vector genomes were detected in the brain and spinal cord five weeks after administration. GCase activity was reduced in CBE-treated mice and was increased by the highest dose of PR001 in the brain and spinal cord at five weeks. CBE-treated mice also exhibited accumulation of the toxic glycolipids, GluCer and GluSph, in the brain, which was reduced by PR001 administration in a dose-dependent manner.

PR001 Observed to Increase GCase Activity and Reduce Lipid Accumulation

in the Cerebral Cortex of CBE-Treated Mice

GCase Activity	GluSph	GluCer

No PR001, no CBE: vehicle only, n = 10; No PR001 + CBE: vehicle only + CBE, n = 9; Low dose: 2.0 x 109 vg PR001 + CBE, n = 6; Medium dose: 6.2 x 109 vg PR001 + CBE, n = 10; High dose: 2.0 x 1010 vg PR001 + CBE, n = 7.

Each bar represents the mean ± standard error of the mean, or SEM.

P-value: *p<0.05; **p<0.01; ***p<0.001 by analysis of variance followed by Tukey HSD, a standard post-hoc analysis. P-value is a conventional statistical method for measuring the statistical significance of results. A p-value of 0.05 or less represents statistical significance, meaning there is a less than 1-in-20 likelihood that the observed results occurred by chance.

In this study, PR001 demonstrated impact on behavior. CBE-treated mice exhibited reduced performance on tests of motor function (rotarod and tapered beam). The highest dose of PR001 resulted in a statistically significant improvement in motor function.

PR001 Observed to Improve Motor Function in CBE-Treated Mice

No PR001, no CBE: vehicle only, n = 10; No PR001 + CBE: vehicle only + CBE, n = 9; Low dose: 2.0 x 109 vg PR001 + CBE, n = 6; Medium dose: 6.2 x 109 vg PR001 + CBE, n = 10; High dose: 2.0 x 1010 vg PR001 + CBE, n = 7.

Each bar represents the mean ± SEM.

P-value: *p<0.05 by analysis of variance followed by Tukey HSD.

Additionally, GCase activity in the brain was positively correlated with performance on the rotarod test and negatively correlated with glycolipid levels in the brain in a statistically significant manner.

Lysosomal dysfunction in PD-GBA is thought to lead to neuroinflammation, a process which includes an abnormal increase in astrocytes, or reactive astrogliosis, and microglia, or microgliosis. In CBE-treated mice, CBE induced reactive astrogliosis (evidenced by glial scarring) and microgliosis (evidenced by Iba1 immunoreactivity). In this study, PR001 was observed to reduce reactive astrogliosis and microgliosis in a dose-dependent manner, as shown in the graphs below.

PR001 Observed to Reduce Reactive Astrogliosis and Microgliosis

in the Cerebral Cortex of CBE-Treated Mice

No PR001, no CBE: vehicle only, n = 10; No PR001 + CBE: vehicle only + CBE, n = 9; Low dose: 2.0 x 109 vg PR001 + CBE, n = 6; Medium dose: 6.2 x 109 vg PR001 + CBE, n = 10; High dose: 2.0 x 1010 vg PR001 + CBE, n = 7.

Each bar represents the mean ± SEM.

P-value: *p<0.05; **p<0.01; ***p<0.001 by one-way ANOVA test, or ANalysis Of VAriance, a statistical test used to compare two or more means, followed by the Sidak correction, a method used to control error in making multiple comparisons (for Iba1 immunoreactivity), or by Fischer’s exact test, a test used to compare two categorical variables (for glial scarring).

In a second, longer-term study of PR001 in CBE-treated mice, we observed persistent and durable effects. Six months following ICV administration of a single PR001 dose, GCase activity levels remained significantly increased in the cerebral cortex and a corresponding reduction of lipid accumulation was observed, as shown in the graphs below.

PR001 Observed to Increase GCase Activity and Reduce Lipid Accumulation

in the Cerebral Cortex of CBE-Treated Mice at Six Months

GCase Activity	GluSph	GluCer

No PR001, no CBE: vehicle only, n = 10; No PR001 + CBE: vehicle only + CBE, n = 11; High dose: 2.0 x 1010 vg PR001 + CBE, n = 10.

Each bar represents the mean ± SEM.

P-value: *p<0.05; ***p<0.001 by ANOVA followed by Tukey HSD.

Review of Preclinical Data in Genetic Mouse Model

In a study using the 4L/PS-NA genetic mouse model, we observed vector genome presence and statistically significant increases in GCase activity in the cerebral cortex 14 weeks following PR001 administered via ICV injection, as shown in the graphs below.

PR001 Resulted in Biodistribution and

Increased GCase Activity in the Cerebral Cortex in Genetic Mouse Model

Biodistribution	GCase Activity

No PR001, Control: vehicle only, n = 10; No PR001, 4L/PS-NA: vehicle only, n = 10; Dose 1: 2.9 x 109 vg PR001, n = 10; Dose 2: 2.9 x 1010 vg PR001, n = 10; Dose 3: 9.3 x 1010 vg PR001, n = 7; Dose 4: 2.9 x 1011 vg PR001, n = 8.

Each bar represents the mean ± SEM.

Vector genome values obtained in vehicle only injections without PR001 were indistinguishable from background.

P-value: ***p<0.001 by one-way ANOVA followed by Tukey HSD.

We also observed a dose-dependent trend toward reduced GluSph and GluCer accumulation in the cerebellum 14 weeks following PR001 administered via ICV injection, as shown in the graphs below.

PR001 Observed to Reduce Lipid Accumulation

in the Cerebellum in Genetic Mouse Model

GluSph	GluCer

No PR001, Control: vehicle only, n = 10; No PR001, 4L/PS-NA: vehicle only, n = 10; Dose 1: 2.9 x 109 vg PR001, n = 10; Dose 2: 2.9 x 1010 vg PR001, n = 10; Dose 3: 9.3 x 1010 vg PR001, n = 7; Dose 4: 2.9 x 1011 vg PR001, n = 8.

Each bar represents the mean ± SEM.

P-value: ***p<0.001 by one-way ANOVA followed by Tukey HSD; †p<0.05 for effect of PR001 injected dose by multiple linear regression for genotype and dose across all animals; (†)p<0.1 for effect of PR001 injected dose by multiple linear regression for genotype and dose across all animals.

In this study, administration of PR001 resulted in statistically significant improvement in performance on a beam walk test, a test of motor function, at all doses tested except the second lowest, as shown in the graph below.

PR001 Observed to Improve Motor Function in Genetic Mouse Model

No PR001, Control: vehicle only, n = 10; No PR001, 4L/PS-NA: vehicle only, n = 10; Dose 1: 2.9 x 109 vg PR001, n = 10; Dose 2: 2.9 x 1010 vg PR001, n = 10; Dose 3: 9.3 x 1010 vg PR001, n = 7; Dose 4: 2.9 x 1011 vg PR001, n = 8.

Each bar represents the mean ± SEM.

P-value: *p<0.05; ***p<0.001 by ANOVA followed by Tukey HSD.

These models display phenotypes representative of PD-GBA and nGD. Because of known limitations of these preclinical mouse models, we believe that data from both mouse models may not fully reflect the potential efficacy of PR001. In the pharmacological model, CBE administered to mice is known to inhibit both endogenous GCase and GCase expressed by PR001. In the genetic model, mutations in an activator of GCase, saposin C, reduce both the activity of both endogenous GCase and GCase expressed by PR001. Despite the limitations of these animal models, we observed strong evidence of increased GCase activity, reduced glycolipid accumulation and attenuation of behavioral phenotypes, which support our ongoing development of PR001.

There were no negative histopathologic findings and no evidence of toxicity in either mouse model due to treatment with PR001.

Preclinical a-Synuclein Data

Defects in lysosomal recycling resulting from GCase deficiency are known to result in the accumulation of a-Synuclein protein, a hallmark of Parkinson’s disease. It has been reported that the glycolipid substrates that accumulate in the context of GCase insufficiency may interact directly with a-Synuclein, leading to increased aggregation and toxicity.

Published third-party studies using the 4L/PS-NA genetic mouse model have described the accumulation of insoluble, high molecular weight, or HMW, aggregates of a-Synuclein protein in brain samples. In a study we conducted, we observed a trend toward increased levels of insoluble a-Synuclein protein in the cerebral cortex of 4L/PS-NA mice. In this study, PR001 administration via ICV injection was observed to suppress the accumulation of insoluble a-Synuclein at 14 weeks after PR001 administration, as depicted in the graph below.

PR001 Observed to Reduce Insoluble α-Synuclein in Genetic Mouse Model

No PR001, Control: vehicle only, n = 5; No PR001, 4L/PS-NA mice: vehicle only, n = 5; PR001, 4L/PS-NA: 1.5 x 1010 vg PR001, n = 4.

Each bar represents the mean ± SEM.

Levels of insoluble α-Synuclein in the 4L/PS-NA genetic mouse model were quantified by enzyme-linked immunosorbent assays, or ELISAs, an analytical biochemistry assay.

We also studied the levels of HMW a-Synuclein in another mouse model, A53T mice treated with CBE. We observed a reduction in HMW a-Synuclein aggregates with PR001 treatment of CBE-dosed A53T mice, as depicted in the graph below.

PR001 Observed to Reduce HMW a-Synuclein Aggregates in a-Synuclein Mouse Model

No PR001, no CBE: vehicle only, n = 4; No PR001 + CBE: vehicle only + 100 mg/kg CBE, n = 4; PR001 + CBE: 100 mg/kg CBE + 2.9 x 1011 vg PR001, n = 5. All experiments were performed in A53T mice.

Each bar represents the mean ± SEM.

P value: *p<0.05 by ANOVA followed by Tukey’s HSD multiple tests correction.

Published third-party studies have reported that, in cell lines, increased levels of GCase activity lead to a reduction in the accumulation of a-Synuclein protein. We conducted in vitro studies of PR001 in HeLa cells, a widely studied human cell line, and in mouse hippocampal neuron cultures. In these studies, we observed that administration of PR001 in vitro resulted in increased GCase activity and reduced a-Synuclein accumulation, as depicted in the graphs below.

PR001 In Vitro Resulted in Reduced a-Synuclein in HeLa Cells

No PR001: vehicle only; Low dose: 2 × 105 vg/cell PR001; High dose: 2 × 106 vg/cell PR001.

Each bar represents the mean ± SEM.

PR001 In Vitro Resulted in Reduced a-Synuclein in Hippocampal Neurons

No PR001: vehicle only; Low dose: 1.3 × 105 vg/cell PR001; High dose: 1.3 × 106 vg/cell PR001.

Each bar represents the mean ± SEM.

Safety and Biodistribution in Non-Human Primates

We conducted PR001 safety and biodistribution testing in healthy non-human primates, or NHPs. NHPs were selected for these studies because of their similarity to humans and because it is possible to deliver PR001 via ICM injection, which is the intended route of administration for our ongoing and planned clinical trials. There are no NHP models for either PD-GBA or Gaucher disease that are suitable for efficacy measurements.

Review of GLP Toxicology Study in NHPs

Our Good Laboratory Practice, or GLP, toxicology study included a total of 19 NHPs receiving one of three treatments: vehicle only, PR001 low dose (6.2 x 1010 vg/g brain, or vector genomes per gram of brain mass), or PR001 high dose (2.3 x 1011 vg/g brain). Pursuant to our pre-determined study design, the NHPs were sacrificed at three timepoints as follows: one NHP receiving PR001 high dose was sacrificed at Day 7 and nine NHPs, three receiving vehicle only, three receiving PR001 low dose and three receiving PR001 high dose, were sacrificed at each of Day 30 and Day 183. To characterize the biodistribution of PR001, we measured the levels of PR001 vector genome copies present in different NHP brain regions at 30 days and six months after ICM injection of vehicle only, the low dose of PR001 or the high dose of PR001. In the NHPs that received PR001, we observed robust and widespread levels of PR001 vector genome copies throughout the CNS as well as peripheral organs at both time points measured, consistent with published studies of the biodistribution of other AAV9-based gene therapy programs with similar routes of administration.

Consistent with widespread vector genome copy distribution, we observed widespread expression of the GCase enzyme encoded by PR001. GCase levels were quantified using an antibody-based automated assay, SimpleWestern. Results from cortex, hippocampus and midbrain samples were obtained from NHPs dosed with ICM injection of vehicle only, a low dose of PR001 or a high dose of PR001. NHPs that received either the low dose or high dose of PR001 exhibited consistently elevated levels of GCase six months after ICM injection, compared to samples from NHPs that received vehicle only. The graph below depicts the data across the cortex, hippocampus and midbrain regions, analyzed in aggregate.

PR001 GCase Expression Observed at Six Months After Dosing

Excipient Dose = 0 vg/g brain weight; Low Dose = 6.2 x 1010 vg/g brain weight PR001; High Dose = 2.3 x 1011 vg/g brain weight PR001; N=3 per group; Dose dependent trend analysis using Williams’ Trend test across all brain regions and dose groups: p<0.05

We also observed the presence of anti-human GCase antibodies in the NHPs following PR001 administration, consistent with previous third-party studies that evaluated human proteins in NHPs. The presence of these antibodies provided further evidence of the expression of human GCase protein in PR001-treated NHPs.

Overall, this study demonstrated enduring and broad GCase protein expression in NHPs treated with PR001 via ICM injection. In this GLP toxicology study, PR001 administered via ICM injection was well tolerated, and no toxicity was observed up to six months post-injection at any of the PR001 doses tested.

Review of Higher-Dose Toxicology Study in NHPs

We also conducted an additional non-GLP study of NHPs to evaluate the safety of PR001 administered at a higher dose than in the GLP toxicology study described above. This study included a total of 12 NHPs receiving one of two treatments: vehicle only or PR001 (7.0 x 1011 vg/g brain). Pursuant to our pre-determined study design, the NHPs were sacrificed at two timepoints as follows: six NHPs, three receiving vehicle only and three receiving PR001, were sacrificed at each of Day 30 and Day 90.

In the NHPs that received PR001, we observed robust and widespread levels of PR001 vector genome copies throughout the CNS as well as peripheral organs at both time points measured.

PR001 administered via ICM injection was well tolerated, and no toxicity was observed up at either time point at the PR001 doses tested.

Summary of PR001 Preclinical Study Findings

In our comprehensive preclinical program in both mouse models and non-human primates, PR001 was observed to be well tolerated and demonstrated robust and widespread biodistribution. Based on the biodistribution and efficacy data observed in our NHP and mouse studies, we believe that PR001 administered via ICM injection has the potential to increase GCase to non-pathological levels in the CNS of our target patient populations. Additionally, in mouse models, we observed significant increases in enzyme activity, reductions in lipid accumulation and improvements in motor function.

To characterize the safety profile of PR001, we analyzed multiple time points from the mouse efficacy studies and the NHP studies described above. We did not observe any adverse histopathology or evidence of toxicity attributable to PR001 treatment in any of these studies.

PR006, Our Gene Therapy Product Candidate for the Treatment of FTD-GRN

We are developing PR006, our gene therapy candidate which utilizes an AAV9 vector to deliver codon-optimized DNA encoding wild-type progranulin for patients with FTD-GRN. In March 2020, we announced that our IND for PR006 for the treatment of FTD-GRN is now active. Study startup activities are ongoing for the PROCLAIM trial, our Phase 1/2 clinical trial of PR006 for the treatment of FTD-GRN patients, and we anticipate that this trial will initiate in mid-2020. The FDA has granted Fast Track designation for PR006 for the treatment of FTD-GRN and Orphan Drug designation for PR006 for the treatment of FTD.

Overview of FTD and FTD-GRN

FTD is the most common cause of dementia in people under age 60 and results from the progressive degeneration of the frontal and temporal lobes of the brain. These areas of the brain control decision-making, behavior, emotion and language. FTD patients present with a spectrum of symptoms, which have been broadly subdivided into behavioral, language and motor manifestations. Patients can experience personality changes, disinhibition, apathy, slow speech production, misuse of grammar, impaired word comprehension, memory loss and, in some cases, motor alterations. Although the clinical presentation of FTD is heterogeneous, FTD is rapidly progressive and invariably devastating. There are currently no approved therapies for FTD.

The age of onset of FTD is typically between 45 and 64 years and death typically occurs three to 10 years after symptom onset. Prevalence of FTD is estimated to be 50,000 to 60,000 individuals in the United States and 80,000 to 110,000 individuals in the European Union.

There are multiple forms of FTD that are caused by genetic mutations, including FTD-GRN. FTD-GRN represents 5% to 10% of all patients with FTD, and approximately 22% of heritable FTD cases. Healthy individuals carry two normal copies of the GRN gene that function together to produce sufficient levels of progranulin protein throughout the body. Loss-of-function mutations in a single copy of GRN lead to a 50% or greater decrease in the level of progranulin and a greater than 90% probability of developing FTD-GRN. Neuronal ceroid lipofuscinosis, a very rare and severe lysosomal storage disorder, results from mutations in both copies of GRN and is characterized by childhood dementia, vision loss and epilepsy.

Progranulin is a glycoprotein encoded in humans by the GRN gene. Progranulin is found both extracellularly and in lysosomes. It is highly expressed by astroglia and microglia, which are immune cells that reside in the brain. Healthy levels of progranulin are necessary for cellular processes such as lysosomal function, neuronal survival and normal microglial activities. In FTD-GRN patients, reduced levels of progranulin lead to lysosomal dysfunction and ineffective protein degradation and recycling. Consistent with this, FTD-GRN pathology is characterized by aggregates of ubiquitin and TDP-43 proteins, which are believed to be toxic and inflammatory.

Role of Progranulin in FTD-GRN

Our Solution

We believe PR006 has the potential to be a first-in-class, disease-modifying treatment for patients with FTD-GRN. PR006 is a gene therapy that utilizes an AAV9 viral vector to deliver codon-optimized DNA encoding wild-type progranulin to a patient’s cells. We believe that PR006, when administered via injection into the CSF, will broadly transduce the cells of a patient’s CNS. Our goal is to produce sufficient progranulin to restore healthy lysosomal function and neuronal survival, thereby slowing or stopping the progression of disease.

PROCLAIM Trial: Planned Phase 1/2 Clinical Trial of PR006 for the Treatment of FTD-GRN

Study startup activities are ongoing for our PROCLAIM Phase 1/2 clinical trial of PR006 for the treatment of FTD-GRN patients. We anticipate that this trial will initiate in mid-2020, subject to any delays related to the COVID-19 pandemic. This trial will include frontotemporal dementia patients who are GRN mutation carriers. We plan to investigate the effect of PR006 administered as a single injection into the ICM. The primary outcomes of the trial will include safety and tolerability as well as progranulin levels. Secondary and exploratory outcomes will include biomarkers of neurodegeneration as well as clinical efficacy endpoints appropriate for FTD-GRN. Change from baseline in key biomarkers will be measured in CSF at three and 12 months, and in blood at additional timepoints. An analysis of clinical endpoints will be performed at 12 months. All patients will be followed for a total of five years to monitor safety and selected biomarker and efficacy measures.

Based on the results from this initial trial, we plan to obtain input from regulatory agencies on the requirements to file for regulatory approval for commercialization in geographies worldwide.

Preclinical Studies of PR006

Our comprehensive preclinical program for PR006 was designed to inform efficacy, biodistribution, dosing and safety. Our program includes several studies conducted in induced pluripotent stem cells, or iPSCs, derived from FTD-GRN mutation carriers, a mouse model of disease, and healthy NHPs.

Review of Preclinical Data in Neurons from FTD-GRN Mutation Carriers

To examine the activity of PR006 in a human model of FTD-GRN, iPSCs from two heterozygous GRN mutation carriers, FTD-GRN #1 and FTD-GRN #2, and a wild-type age-matched Control were differentiated into neuronal stem cells. Neuronal stem cells with heterozygous GRN mutations were observed to have ~25-50% lower intracellular and secreted progranulin levels compared to Control neuronal stem cells, as shown in the graphs below. This suggests that this FTD-GRN cell model recapitulates the clinical progranulin deficiency observed in FTD-GRN patients, who express one third to one half of normal progranulin levels in plasma.

FTD-GRN iPSC-derived Neuronal Stem Cells Observed to have Reduced Progranulin Expression and Secretion than Neuronal Stem Cells from Controls

Progranulin expression was measured in cell lysates (intracellular progranulin) and cell media (secreted progranulin). Progranulin expression was normalized to total protein concentration to account for differences in cell number.

Each bar represents the mean ± SEM; n = 3 per group.

P-value: ***p < 0.001 by a paired t-test, a statistical test comparing two population means.

After establishing that the iPSC-derived neuronal stem cells exhibit reduced progranulin expression, the cell lines were differentiated into neurons to generate a clinically representative cell type for nonclinical efficacy studies of PR006. We utilized these FTD-GRN iPSC-derived neuronal cultures to evaluate the efficacy of PR006 in vitro. FTD-GRN neurons were treated with excipient or PR006 at a multiplicity of infection, or MOI, of 5.3 x 105 vg/cell. PR006 transduction resulted in robust, dose-dependent expression of secreted progranulin, as measured by ELISA, in FTD-GRN neurons, as shown in the graph below.

PR006 Observed to Increase Levels of Progranulin Secreted in the Cell Media in FTD-GRN Mutation Carrier Neurons in a Dose Dependent Manner

Neurons were transduced with excipient or PR006 at an MOI of 5.3 x 105 for 72 hours.

Each bar represents the mean ± SEM; n = 3-4 per group.

Progranulin has been reported to regulate the lysosomal protease Cathepsin D, or CTSD. Loss of CTSD function has been implicated in lysosomal storage disorders and neurodegeneration. CTSD is expressed as an inactive full-length protein, or proCTSD, that is processed into an enzymatically active mature protease, or matCTSD. Progranulin has been reported to act as a molecular chaperone that binds to proCTSD to enhance its maturation into the matCTSD protease, and absence of progranulin has been reported to decrease CTSD activity by reducing proCTSD processing.

To assess the impact of PR006 on promoting maturation of CTSD, we analyzed the maturation of CTSD in FTD-GRN neurons treated with PR006 versus controls. FTD-GRN neurons displayed reduced maturation of CTSD quantified as the ratio of matCTSD to proCTSD, compared to controls. We observed a significant increase in this ratio in FTD-GRN neurons after transduction with PR006, indicating a potential role for PR006 in promoting lysosomal function in FTD-GRN neurons, as shown in the graphs below.

PR006 Observed to Promote Maturation of a Key Lysosomal Protease, CTSD, in FTD-GRN Mutation Carrier iPSC-Derived Neurons

Neurons were transduced with excipient or PR006 at an MOI of 5.3 x 105 for 72 hours

Each bar represents the mean ± SEM; n = 3 per group.

P-value: *p < 0.05 by a paired t-test, a statistical test comparing two population means.

TAR DNA-binding protein 43 (TDP-43) is an RNA-binding protein that normally localizes to the nucleus. In post-mortem brains of FTD-GRN patients, aggregation of TDP-43 in the cytoplasm of neurons is observed, and nuclear accumulation of TDP-43 is reduced. Decreased accumulation of TDP-43 in the nucleus, and increased accumulation of insoluble TDP-43, have been reported in iPSC-derived neurons from FTD-GRN mutation carriers, relative to control neurons that do not carry a GRN mutation. In this study, PR006 transduction of neuronal cultures from both FTD-GRN mutation carrier lines was observed to reverse TDP-43 abnormalities, resulting in decreased insoluble TDP-43 and increased nuclear localization of TDP-43, as shown in the graphs below.

PR006 Observed to Reduce TDP-43 Pathology in FTD-GRN Neuronal Cultures

Neurons were transduced with excipient or PR006 at an MOI of 5.3 x 105 for 72 hours

Each bar represents the mean ± SEM; n = 3 per group.

P-value: **p < 0.01, ***p < 0.001 by a paired t-test, a statistical test comparing two population means.

Review of Preclinical Data in Aged Grn Knockout Mice

Grn homozygous knockout, or Grn-/-, mice, which completely lack progranulin, are used to study progranulin function. Grn-/- mice develop age-dependent pathologies that overlap with FTD-GRN and are consistent with loss of progranulin function, including lysosomal alterations, microgliosis and neuroinflammation. However, these mice do not fully recapitulate FTD-GRN as they do not exhibit FTD-GRN-like neurodegeneration, TDP-43 pathology or cortical atrophy. We used these mice to study the ability of PR006 to restore progranulin function. In contrast to Grn-/- mice, FTD-GRN patients have mutations in only one of the two chromosomal copies of GRN, but mice with mutations in only one copy of Grn do not display robust phenotypes that resemble FTD-GRN and thus are not useful as disease models.

In a study using 16-month old Grn-/- mice, we observed a statistically significant increase in levels of human progranulin in the CNS (brain, spinal cord) two months following ICV administration of 9.7 x 1010 vg (2.4 x 1011 vg/g brain) PR006. Human progranulin was also detected in the CSF of PR006-treated mice, but because of the small sample volume and the technical limitations of obtaining sufficient volume of CSF in mice, the measurements of CSF progranulin level were below the lower limit of quantitation (LLOQ) of the assay, as shown in the graphs below.

PR006 Observed to Achieve Biodistribution in Brain and CNS and Increase Progranulin Levels in Aged FTD-GRN Mouse Model

PR006 dose: 9.7 x 1010 vg (2.4 x 1011 vg/g brain). N = 4 per group.

Each bar represents the mean ± SEM.

Lower limit of quantitation (LLOQ) is indicated by a dashed gray line

P-value: *p < 0.05, **p < 0.01, ***p < 0.001 by two-tailed Kruskal-Wallis test, a nonparametric statistical test used instead of an ANOVA to compare two or more means. vg = vector genomes; LLOQ = lower limit of quantitation; SC = spinal cord

Accumulation of neuronal lipofuscin, an electron-dense, auto-fluorescent material that accumulates progressively over time in lysosomes of postmitotic cells and is an indicator of lysosomal dysfunction, is a hallmark age-dependent phenotype of Grn-/- mice. Grn-/- mice exhibited substantial lipofuscinosis throughout the brain, and we observed significant reductions in lipofuscin score severity and accumulation in the cerebral cortex, hippocampus, and thalamus two months following ICV administration of PR006.

In addition, ubiquitin-positive inclusions are a defining pathological feature of FTD-GRN patients that also accumulate in the Grn-/- mouse model in an age-dependent manner. We observed significantly reduced ubiquitin accumulation in Grn-/- mice two months following ICV administration of PR006, as shown in the graphs below.

PR006 Observed to Reduce Lysosomal and Neuropathology Defects in an Aged FTD-GRN Mouse Model

Ubiquitin accumulation (brain)

PR006 dose: 9.7 x 1010 vg (2.4 x 1011 vg/g brain). N = 4 per group.

Each bar represents the mean ± SEM.

P-value: *p < 0.05, **p < 0.01 by t-test. vg = vector genomes

Chronic CNS inflammation is a hallmark phenotype of FTD-GRN, and Grn-/- mice also exhibit age-dependent neuroinflammation. We observed decreased gene expression of the proinflammatory cytokine Tnf (TNFα) and Cd68

(CD68), a marker of microglia, in the cerebral cortex two months following ICV administration of PR006, as shown in the graphs below.

PR006 Observed to Suppress Proinflammatory Marker Expression in the Cerebral Cortex of an Aged FTD-GRN Mouse Model

PR006 dose: 9.7 x 1010 vg (2.4 x 1011 vg/g brain). N = 3-4 per group.

Each bar represents the mean ± SEM.

P-value: *p < 0.05 by t-test. vg = vector genomes

Review of Preclinical Data in Adult Grn Knockout Mice

To further assess efficacious doses of PR006, a larger, dose-ranging study in adult Grn-/- mice was performed delivering PR006 via ICV to 4-month-old animals. PR006 was administered at three escalating doses: low dose = 1.1 x 109 vg (2.7 x 109 vg/g brain); middle dose = 1.1 x 1010 vg (2.7 x 1010 vg/g brain); high dose = 1.1 x 1011 vg (2.7 x 1011 vg/g brain). We observed increasing vector genomes in the cerebral cortex in a dose-dependent manner three months following ICV administration of PR006. We also observed increased levels of human progranulin in the brain and detected and quantified human progranulin levels in brain tissue at the highest PR006 dose, as shown in the graphs below.

PR006 Observed to Result in Dose-Dependent Biodistribution and Progranulin Expression in the CNS in Adult Dose-Ranging FTD-GRN Mouse Model

PR006 dose: Low Dose = 2.7 x 109 vg/g brain; Mid Dose = 2.7 x 1010 vg/g brain; High Dose = 2.7 x 1011 vg/g brain. N = 8-10 per group

Each bar represents the mean ± SEM.

P-value: ***p < 0.001 by ANOVA followed by Dunnett’s test to compare to the excipient treated Grn-/- mouse group. Vector genome levels below 50 (dotted line) were considered not positive vg= vector genomes; LLOQ = lower limit of quantitation.

Similar to the study in aged mice, adult Grn-/- mice exhibited lipofuscinosis throughout the brain whereas wild type mice did not have detectable lipofuscin the brain. We observed a dose-dependent reduction in the severity scores of intracellular lipofuscin accumulation in the brains of Grn-/- mice three months following ICV administration of PR006. We also observed reduced ubiquitin accumulation three months following ICV administration of PR006 to near wildtype levels at all three doses, as shown in the figure below:

PR006 Observed to Reduce Lysosomal and Neuropathology Defects in Adult Dose-Ranging FTD-GRN Adult Mouse Model

PR006 dose: Low Dose = 2.7 x 109 vg/g brain; Mid Dose = 2.7 x 1010 vg/g brain; High Dose = 2.7 x 1011 vg/g brain. N = 8-10 per group

Each bar represents the mean ± SEM.

P-value: *p < 0.05, **p < 0.01, ***p < 0.001 by ANOVA followed by Dunnett’s test to compare to the excipient treated Grn-/- mouse group. vg = vector genomes; WT = wildtype

Treatment with PR006 also suppressed inflammatory marker levels in the brain of adult Grn-/- mice. We observed decreased gene expression of the proinflammatory cytokine Tnf (TNFa) and Cd68 (CD68), a marker of microglia, in the cortex three months after ICV administration of PR006 at all dose levels. We also observed significant reduction in Iba1, a marker of microgliosis, three months after ICV administration of PR006 at all dose levels, as shown in the figure below:

PR006 Observed to Decrease Neuroinflammatory Markers in Adult Dose-Ranging FTD-GRN Mouse Model

PR006 dose: Low Dose = 2.7 x 109 vg/g brain; Mid Dose = 2.7 x 1010 vg/g brain; High Dose = 2.7 x 1011 vg/g brain. N = 8-10 per group

Each bar represents the mean ± SEM.

P-value: *p < 0.05, ***p < 0.001 by ANOVA followed by Dunnett’s test to compare to the excipient treated Grn-/- mouse group. vg = vector genomes; WT = wildtype

Safety and Biodistribution in Non-Human Primates

We conducted PR006 safety and biodistribution testing in healthy non-human primates, or NHPs. NHPs were selected for this GLP toxicology study because of their similarity to humans and because it is possible to deliver PR006 via ICM injection, which is the intended route of administration for our planned clinical trials. There are no NHP models for FTD that are suitable for efficacy measurements. This study included a total of 19 NHPs receiving one of three treatments: vehicle only, PR006 low dose (6.5 x 109 vg/g brain), or PR006 high dose (6.5 x 1010 vg/g brain). The NHPs were sacrificed at three timepoints as follows: one NHP receiving PR006 high dose was sacrificed at Day 7 and nine NHPs, three receiving vehicle only, three receiving PR006 low dose and three receiving PR006 high dose, were sacrificed at Day 30 and Day 183. We used the safety and biodistribution results from this study to inform dose selection in our clinical trials.

Safety

To characterize the safety profile of PR006, we analyzed standard safety measures in the mouse efficacy studies and the GLP toxicology study in NHPs described above. We did not observe any adverse pathology or evidence of toxicity attributable to PR006 treatment in either the mouse or NHP studies.

Given the literature regarding dorsal root ganglia (DRG) toxicity findings in NHPs resulting from administration of some third-parties’ AAV9-based gene therapies, we had two independent, board-certified pathologists review tissue sections from the PR006 GLP toxicology study in NHPs.  Both pathologists found no evidence of adverse changes in the DRGs or elsewhere in treated animals.  Specifically, findings seen in PR006-treated animals in the GLP study consisted of minimal, rare degenerative changes in axons and minimal increased glial cellularity in DRGs, but these findings were not considered adverse because of their limited nature.  In contrast, some third-party AAV vector test articles have been associated with specific adverse pathological changes in DRG, including mild to moderate neuronal loss and mononuclear cell infiltration or inflammation.

In summary, there have been no adverse safety findings or toxicity concerns in any of the nonclinical studies, including a GLP study in NHPs through Day 183, that would preclude the initiation of a clinical trial.

Biodistribution

To characterize the biodistribution of PR006, we measured the levels of PR006 vector genome copies present in different NHP brain regions at 30 days and 183 days after ICM injection of vehicle only, the low dose of PR006 or the high dose of PR006. In the NHPs that received PR006, we observed robust and widespread levels of PR006 vector genome copies throughout the CNS, consistent with published studies of the biodistribution of other AAV9-based gene therapy programs with similar routes of administration. The levels of PR006 vector genome copies present in NHPs observed 183 days after dosing are depicted in the graphs below.

PR006 Biodistribution Observed at 183 Days After Dosing

PR006 dose: Low Dose: 6.5 x 109 vg/g brain; High Dose: 6.5 x 1010 vg/g brain; N = 3 per group.

Each bar represents the average ± SEM. The yellow line indicates the lower limit of quantitation at 50 vg/μg DNA

To confirm that human progranulin was produced in the treated NHPs, protein levels in CSF were measured 183 days following administration of PR006 using a Simple Western (Jess) analysis. We observed dose-dependent elevation of progranulin levels in the CSF in animals treated with both the low and high doses of PR006 as shown in the figure below:

PR006 Observed to Increase Progranulin Levels in the CSF

PR006 dose: Low Dose: 6.5 x 109 vg/g brain; High Dose: 6.5 x 1010 vg/g brain; N = 3 per group.

Each bar represents the mean ± SEM. the yellow line indicates the lower limit of quantitation at 50 vg/μg DNA

We also observed the presence of anti-human progranulin antibodies in the NHPs following PR006 administration, consistent with previous third-party studies that evaluated human proteins in NHPs. The presence of these antibodies provided further evidence of the expression of human progranulin protein in PR006-treated NHPs.

Overall, this study demonstrated enduring and broad progranulin protein expression in NHPs treated with PR006 via ICM injection.

Based on the biodistribution and efficacy data observed in our NHP and mouse studies, we believe that PR006 administered via ICM injection has the potential to increase progranulin to non-pathological levels in the CNS of our target patient populations.

PR004, Our Gene Therapy Product Candidate for the Treatment of Synucleinopathies

We are developing PR004 as a potentially disease-modifying, single-dose treatment for certain synucleinopathies. PR004 utilizes an AAV9 vector to deliver codon-optimized DNA encoding wild-type GCase and a molecule that suppresses expression of, or knocks down, a-Synuclein. Our goal is to create an effective therapeutic for patients with neurodegenerative diseases where disease is driven by both synucleinopathy and GCase deficiency.

Overview of Synucleinopathies

Lewy bodies are the main component of brain pathology in synucleinopathies, including Parkinson’s disease and DLB. Genetic mutations in the a-Synuclein gene, including gene multiplications, cause rare familial types of synucleinopathy, demonstrating the relationship between the level of a-Synuclein and disease. The precise pathological form of a-Synuclein remains to be determined. Various presentations of a-Synuclein have been implicated in disease pathology, including large insoluble neuronal aggregates, small soluble neuronal forms and extracellular forms.

Published third-party studies have highlighted the relationship between synucleinopathy pathology and GCase deficiency. GCase has been shown to directly suppress the accumulation of a-Synuclein and protect from synucleinopathy-related neuronal degeneration in animal models. Both a-Synuclein and GCase are directly implicated in lysosomal function, and abnormal levels of these proteins are thought to synergistically contribute to synucleinopathy pathology.

Our Solution

PR004 is designed to both reduce expression of a-Synuclein and increase expression of GCase. We believe that PR004 is distinct from other potential a-Synuclein-targeted therapies in that it is designed to reduce the expression of all pathological forms of a-Synuclein. In published third-party studies of mouse and cell models of synucleinopathy, it has been observed that higher than normal expression of GCase is protective against disease. We believe our dual-acting approach could have broad applicability across synucleinopathies.

Our preclinical program for PR004 is designed to inform efficacy, biodistribution, dosing and safety. Preclinical studies of PR004 in animal models are ongoing.

Additional Program Opportunities

We are focused on developing a broad pipeline of potentially disease-modifying AAV gene therapies for the treatment of a range of neurodegenerative diseases with high unmet medical need. Beyond PR001, PR006 and PR004, we are studying a number of additional targets. Each of our programs uses AAV vector technology to deliver nucleic acids designed to express and/or knock down one or more genes that have been identified as causal based on human genetic studies of neurodegenerative diseases, including Parkinson’s disease, FTD, Alzheimer’s disease, ALS, DLB and related lysosomal disorders. We believe we have established the capabilities to rapidly advance these programs towards clinical testing.

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

We have the right to sublicense the licensed technology to third parties subject to certain conditions as specified in the REGENXBIO GBA1 License. Under the REGENXBIO GBA1 License we granted a non-exclusive, worldwide, royalty-free, transferable, sublicenseable, irrevocable, perpetual license back to REGENXBIO to (1) use any patentable modifications or improvements to the licensed technology that we or our affiliates or sublicensees develop, or licensed back improvements, consummate in scope to REGENXBIO’s retained rights, and (2) to practice the licensed back improvements in connection with AAV9 outside of our field of use.

REGENXBIO and its upstream licensors (SmithKline Beecham Corporation, or GSK, and the Trustees of the University of Pennsylvania, or UPenn) retain the exclusive right over certain antibodies expressed by AAV9 and a nonexclusive right over products delivering RNA interference and antisense drugs using AAV9. GSK and UPenn also retain a non-exclusive right to use the licensed technology for non-commercial research purposes and discovery research efforts with non-profit organizations and collaborators. We do not expect the retention of these rights to affect our intellectual property rights licensed under the REGENXBIO GBA1 License or our ability to develop and commercialize PR001, our product candidate designed to express GBA1.

As consideration for the licensed rights under the REGENXBIO GBA1 License, we issued 2,430,000 shares of our common stock in a concurrent private placement to REGENXBIO. In addition, REGENXBIO has the option, at its sole discretion, to participate in any future financing in accordance with the terms of that certain Amended and Restated Investors Rights Agreement, dated as of March 19, 2019, by and among us, REGENXBIO and the other investors party thereto. We are also obligated, pursuant to the REGENXBIO GBA1 License, to pay REGENXBIO: (1) an annual maintenance fee; (2) mid- to high-single digit royalty percentages on net sales of licensed products, subject to reduction in specified circumstances; and (3) mid-teen to low-twenties royalty percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights.

The REGENXBIO GBA1 License requires us to use commercially reasonable efforts to develop, commercialize, market, promote and sell a licensed product in our field of use. We are also obligated to achieve a certain development milestone with respect to a licensed product in our field of use within a specified time period. We do not have the right to control prosecution or undertake prosecution of any infringement of the in-licensed patent applications.

In May 2018, we entered into an amendment to the REGENXBIO GBA1 License pursuant to which we are permitted, under certain circumstances, to qualify royalty and diligence obligations that are fulfilled under the REGENGBIO Option Genes License (described below) toward fulfillment of our obligations under the REGENXBIO GBA1 License.

The REGENXBIO GBA1 License will expire on a country-by-country, licensed product-by-licensed product basis upon the later of (1) the expiration, lapse, abandonment or invalidation of the last valid claim of the licensed intellectual property and (2) seven years from the first commercial sale of each licensed product. The licensed patents under the REGENXBIO GBA1 License have expiration dates ranging from 2024 to 2026 in the United States and in 2024 outside of the United States in the absence of any regulatory extension. In addition, patents issuing in the future from any licensed patent applications are expected to have expiration dates in 2024 both inside and outside of the United States in the absence of any regulatory extension. We have the right to terminate the REGENXBIO GBA1 License upon a specified period of prior written notice. REGENXBIO may terminate the REGENXBIO GBA1 License immediately if we become insolvent, if we are late by a specified number of days in paying money due under the REGENXBIO GBA1 License, or if we or our affiliates commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the REGENXBIO GBA1 License for material breach if such breach is not cured within a specified number of days.

License Agreement with REGENXBIO Inc. for Option Genes

In May 2018, we entered into a license agreement, or the REGENXBIO Option Genes License, with REGENXBIO pursuant to which REGENXBIO granted us three distinct exclusive options for specified genes, or the Option Genes, which were exercisable at our sole discretion through May 10, 2019. In April 2019, we exercised all three options, including for AAV9 delivering the genes encoding for progranulin and a-Synuclein.

Each option represented the right to obtain an exclusive, worldwide license under certain patents and patent applications to make, have made, use, import, sell and offer for sale products for the treatment or prevention of disease, including but not limited to Parkinson’s disease, whether or not caused by mutations in any Option Gene that is the subject of the applicable license, in humans by in vivo gene therapy using AAV9 delivering the applicable licensed Option Gene and/or RNA interference or antisense modalities that target the applicable licensed Option Gene. In addition, we have the right to combine any licensed Option Gene with GBA1 or any other genes with respect to which we have acquired a license from REGENXBIO. We also received a non-exclusive, royalty-free, worldwide research license to perform research and development activities for each Option Gene solely for purposes of evaluating whether to exercise the applicable option.

We have the right to sublicense the licensed technology to third parties subject to certain conditions as specified in the REGENXBIO Option Genes License. Under the REGENXBIO Option Genes License we granted a non-exclusive, worldwide, royalty- free, transferable, sublicenseable, irrevocable, perpetual license back to REGENXBIO to (1) use any patentable modifications or improvements to the licensed technology that we or our affiliates or sublicensees develop, or licensed back improvements, consummate in scope to REGENXBIO’s retained rights, and (2) to practice the licensed back improvements in connection with AAV9 outside of our field of use.

REGENXBIO and its upstream licensors,GSK and UPenn, retain the exclusive right over certain antibodies expressed by AAV9. GSK and UPenn retain a non-exclusive right over products that deliver RNA interference and antisense drugs using AAV9, and a non-exclusive right to use the licensed technology for non-commercial research purposes and discovery research efforts with non-profit organizations and collaborators. We do not expect the retention of these rights to affect our intellectual property rights licensed under the REGENXBIO Option Genes License or our ability to develop and commercialize any product candidate that we may choose to pursue, however, the license of these technologies by GSK and UPenn to others could potentially lead to increased competition.

Under the terms of the REGENXBIO Option Genes License, we paid REGENXBIO an initial fee of $0.6 million, and upon the exercise of the options, an additional up-front fee of $0.6 million per exercised option, or an aggregate of $1.8 million. In addition, with respect to each licensed Option Gene, we are required to pay REGENXBIO: (1) an annual maintenance fee; (2) mid- to high-single digit royalty percentages on net sales of the licensed product, subject to reduction in specified circumstances; and (3) mid-teen to low-twenties royalty percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights. If a licensed product includes the GBA1 gene and otherwise would be subject to royalties under the REGENXBIO GBA1 License, then royalties for that licensed product will only be due under the REGENXBIO Option Genes License.

The REGENXBIO Option Genes License requires us to use commercially reasonable efforts to develop, commercialize, market, promote and sell a licensed product for each licensed Option Gene in our field of use. We are also obligated to achieve a certain development milestone with respect to a licensed product for each licensed Option Gene in our field of use within a specified time period. We do not have the right to control prosecution or undertake prosecution of any infringement of the in- licensed patent applications.

The REGENXBIO Option Genes License will expire on a country-by-country, licensed product-by-licensed product basis upon the later of (1) the expiration, lapse, abandonment or invalidation of the last valid claim of the licensed intellectual property and (2) seven years from the first commercial sale of each licensed product. The licensed patents under the REGENXBIO Option Genes License have expiration dates ranging from 2024 to 2026 in the United States and in 2024 outside of the United States in the absence of regulatory extension. In addition, patents issuing in the future from any licensed patent applications are expected to have expiration dates in 2024 both inside and outside of the United States in the absence of regulatory extension. We have the right to terminate the REGENXBIO Option Genes License upon a specified period of prior written notice. REGENXBIO may terminate the REGENXBIO Option Genes License immediately if we become insolvent, if we are late by a specified number of days in paying money due under the REGENXBIO Option Genes License, or if we or our affiliates commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the REGENXBIO Option Genes License for material breach if such breach is not cured within a specified number of days.

Manufacturing

The ability to consistently produce cGMP-quality AAV vectors at a sufficient scale is a critical success factor for a gene therapy company. We have established our own internal process development capabilities, and we are working with our experienced CDMOs to supply our clinical trials with drug product. We are supplying our first-in-human PR001 and PR006 clinical trials with drug product compliant with cGMPs, produced at one of our experienced CDMOs, using a robust, state-of-the-art process based on adherent HEK293 cells. Our team has developed the analytical testing methods needed to support consistency and strict standards of quality and potency. This approach was designed to increase our speed of development, ensure consistent quality and regulatory compliance, and ensure predictable production costs. With this CDMO, we have now completed GMP production of sufficient quantities of PR001 and PR006 to supply our planned Phase 1/2 clinical trials for PD-GBA, nGD and FTD-GRN.

In October 2019, we announced our strategic collaboration with Lonza, with whom we have been working since 2018, with an initial focus on process development and GMP, or good manufacturing practices, manufacturing of our two lead programs, PR001 and PR006. Under this collaboration, focused on the baculovirus/Sf9 production system for gene therapies, we and Lonza work together closely on process development and scaling up production of PR001 and PR006, and Lonza will manufacture PR001 and PR006 for late-stage clinical and commercial supply at its gene therapy center of excellence in Houston, Texas. Our collaboration with Lonza also has the potential to extend to our future pipeline of AAV-based gene therapy programs.

In collaboration with Lonza, we have developed and scaled up a process that demonstrates promising yield and potency, and our GMP manufacturing preparations are underway. We have also initiated studies and assessments to evaluate comparability between the material produced in the baculovirus/Sf9 production system and the material produced in the HEK293 production system.

In the baculovirus/Sf9 production system, AAV vectors are produced by infection of insect cells with recombinant baculoviruses. This scalable suspension production system, using single-use bioreactors, is designed to produce higher yields of vectors more cost-effectively and efficiently than mammalian cell-based approaches. We anticipate that we will produce cGMP-compliant batches of PR001 and PR006 at Lonza in time to support our pivotal clinical trials for each of those programs. We believe the baculovirus/Sf9 production system maximizes our ability to ensure cost-efficient, safe and scalable supply at the higher quantities required for late-stage clinical development and commercialization.

At each stage, we continually work together with our CDMOs to improve our manufacturing processes and to optimize productivity, efficiency, yield, purity and scalability, and to meet the standards of global regulatory authorities. We own or license the intellectual property created by our process development activities and will maintain the ability to transfer the process to other third-party CDMOs and/or to our own potential facility to ensure ongoing redundancy and reliability.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. This is also true for the development and commercialization of treatments for Parkinson’s disease and other neurodegenerative diseases, Gaucher disease, and broadly across gene therapies. While we believe that our focus, strength of team, expertise in gene therapy, scientific knowledge and intellectual property provide us with competitive advantages, we face competition from several different sources, including large and small biopharmaceutical companies, academic research institutions, government agencies and public and private research institutions. Not only must we compete with other companies that are focused on gene transfer technology, but any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and product marketing than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We consider our most direct competitors with respect to PR001 to be companies developing GCase pathway-targeting therapies, including Sanofi Genzyme and Lysosomal Therapeutics, Inc. Sanofi Genzyme is developing SAR402671, a small molecule GluCer synthase inhibitor for the treatment of Parkinson’s disease with a GBA mutation and for the treatment of Type 3 Gaucher disease in adult patients. Lysosomal Therapeutics, Inc. is developing LTI-291, a small molecule activator of the GCase enzyme, for the treatment of Parkinson’s patients with a heterozygous mutation in the GBA gene. In addition to these investigational programs, there are several products targeting the GCase pathway that are approved or in development for Type 1 Gaucher disease, including approved ERTs and SRTs, but these ERTs and SRTs are not approved for nGD in the United States. There are other gene therapy companies that are attempting to use both AAV and lentiviral gene therapy approaches to treat Gaucher disease, but to our knowledge, none of those companies has noted plans to pursue PD-GBA.

We consider our most direct competitors with respect to PR006 to be companies developing GRN pathway-targeting therapies, the most advanced of which is Alector, Inc., which is conducting a Phase 2 clinical trial of immune-neurology treatment for FTD-GRN. Passage Bio, Inc. is conducting preclinical research using a gene therapy for the treatment of FTD-GRN. Alkermes plc and Arkuda Therapeutics, Inc. are conducting preclinical research using small molecule approaches to treat FTD-GRN patients. There are other therapeutic approaches in preclinical development that may target FTD-GRN patients.

Several companies are also developing therapies designed to prevent the progression of Parkinson’s disease and FTD. Examples include therapies in development by AbbVie Inc., BlueRock Therapeutics, Biogen Inc., Denali Therapeutics Inc., Prothena Corporation plc, Roche Holding AG and Voyager Therapeutics, Inc.

Intellectual Property

Overview

We actively seek to protect our proprietary technology, inventions, and other intellectual property that is commercially important to the development of our business by a variety of means, for example seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also may rely on trade secrets and know-how relating to our proprietary technology platform, on continuing technological innovation and on in-licensing opportunities to develop, strengthen and maintain the strength of our position in the field of gene therapy that may be important for the development of our business. Additional regulatory protection may also be afforded through data exclusivity, market exclusivity and patent term extensions where available.

We have fourteen patent applications pending in the United States and foreign jurisdictions, of which six are international patent applications and eight are United States provisional patent applications. Of these, three international patent applications and three United States provisional patent applications relate to PR001, PR006 and PR004, and three international patent applications and five United States provisional patent applications relate to other technologies, in each case as described in more detail below. Each of our pending international patent applications has been filed under the Patent Cooperation Treaty and has not yet entered any national jurisdictions. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business.

We seek United States and international patent protection for a variety of technologies, and own patent applications with claims directed to compositions of matter that relate to our gene therapy products, PR001, PR006 and PR004, and methods for treating diseases of interest using our gene therapy products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets, and that may be used to manufacture and develop novel gene therapy products. We are a party to license agreements that give us rights to use specific technologies in our gene therapy products and in manufacturing our products.

Patent applications directed to our most advanced programs are summarized below.

PR001

PR001 is an AAV-based gene product configured to express a codon-optimized, human beta-glucocerebrosidase (GBA1) gene, which encodes a wild-type GCase therapeutic protein. We own one pending international patent application and one pending United States provisional patent application that contain claims or supporting disclosure directed to the PR001 composition of matter and to methods of treating diseases of interest using PR001. Patents issuing from this application, if any, will have standard expiration dates in 2038.

PR006

PR006 is an AAV-based gene product configured to express a codon-optimized, human progranulin gene, which encodes a wild-type progranulin therapeutic protein. We own one pending international patent application and one pending United States provisional patent application that contain claims or supporting disclosure directed to the

PR006 composition of matter and to methods of treating diseases of interest using PR006. Patents issuing from this application, if any, will have standard expiration dates in 2038.

PR004

PR004 is an AAV-based gene product configured to express a codon-optimized, human beta-glucocerebrosidase (GBA1) gene, which encodes a wild-type GCase therapeutic protein and a molecule that suppresses expression of α-Synuclein. We own one pending international patent application and one pending United States provisional patent application that contain claims or supporting disclosure directed to the PR004 composition of matter and to methods of treating diseases of interest using PR004. Patents issuing from these applications, if any, will have standard expiration dates in 2038.

Other

We plan to seek United States and international patent protection for a variety of additional technologies.

We own two pending international patent applications and four pending United States provisional patent applications that include claims directed to other AAV-based therapeutic transgenes and methods of treating diseases of interest. Patents issuing from these applications, if any, will have standard expiration dates between 2038 and 2039.

We own one pending international patent application that includes claims directed to compositions and methods for medical imaging. Patents issuing from this application, if any, will have standard expiration dates in 2039.

We own one pending United States provisional patent application that include claims directed to methods of delivering therapeutic molecules. Patents issuing from this application, if any, will have standard expiration dates in 2039.

Trade Secrets

We also rely on trade secrets, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and others who may have access to proprietary information, under which they are bound to assign to us inventions made during the term of their employment or term of service. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing.

Biological products are subject to regulation under the Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and other federal, state, local and foreign statutes and regulations. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

U.S. Biologics Regulation

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and animal studies performed in accordance with applicable regulations, including the FDA’s GLP regulations;
•	submission to the FDA of an investigational new drug application, IND, which must become effective before clinical trials may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with the FDA’s good clinical practices, or GCPs; and

•	FDA review and approval, or licensure, of a BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.

For purposes of BLA approval of a product candidate, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The investigational gene therapy product is initially introduced into patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2. The investigational product is administered to a limited patient population to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

•

Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

When these phases overlap or are combined, the trials may be referred to as Phase 1/2 or Phase 2/3. A Phase 1/2 clinical trial is a first-in-human trial that investigates both safety and preliminary efficacy of an investigational therapy. A Phase 2/3 clinical trial is a human trial that investigates both preliminary and confirmatory efficacy and safety to potentially support submission of a marketing application with the applicable regulatory authorities.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research patients or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies. The FDA has sixty days from the applicant’s submission of a BLA to either issue a refusal to file letter or accept the BLA for filing, indicating that it is sufficiently complete to permit substantive review.

Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent for its intended use, and whether the facility in which it is manufactured, processed, packed or held meets standards designed to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be manufactured, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification, which may include the potential requirement for additional clinical studies. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

In addition to the regulations discussed above, there are a number of additional standards that apply to gene therapy. FDA has issued various guidance documents regarding gene therapies, which outline additional factors that FDA will consider at each of the stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. For instance, FDA usually recommends that sponsors observe all surviving subjects who receive treatment using gene therapies that are based on adeno-associated virus vectors in clinical trials for potential gene therapy-related delayed adverse events for a minimum 5-year period, followed by 10 years of annual queries, either in person or by questionnaire. FDA does not require the long-term tracking to be complete prior to its review of the BLA.

In addition to FDA oversight and oversight by IRBs, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Rare Pediatric Disease Priority Review Voucher Program

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. A sponsor may choose to request Rare Pediatric Disease Designation, but the designation process is entirely voluntary; requesting designation is not a prerequisite to requesting or receiving a priority review voucher. In addition, sponsors who choose not to submit a Rare Pediatric Disease Designation request may nonetheless receive a priority review voucher if they request such a voucher in their original marketing application and meet all of the eligibility criteria. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2020. However, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2020, it is eligible to receive a voucher if it is approved before October 1, 2022.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product.

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning or untitled letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the U.S. federal Anti-Kickback Statute, the civil False Claims Act, HIPAA and similar foreign, federal and state fraud and abuse, transparency and privacy laws.

The U.S. federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value, including stock options. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and others on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but they are drawn narrowly, and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

Civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent. For example, the civil False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.

HIPAA created additional federal civil and criminal liability for, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. In addition, HIPAA, as amended by HITECH, and their implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearing houses and health plans, and individuals and entities that provide services on their behalf that involve individually identifiable health information, known as business associates, relating to the privacy, security and transmission of individually identifiable health information.

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments or other transfers of value made to physicians (as defined by such law), teaching hospitals and, in 2021, certain other healthcare professionals, as well as ownership and investment interests held by such health care professionals and their immediate family members.

We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor, state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state and local laws which require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws which require the reporting of information related to drug pricing, state and local laws requiring the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product. No regulatory authority has granted approval for a personalized cancer immunotherapy based on a vaccine approach, and there is no model for reimbursement of this type of product.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will continue to be additional challenges and amendments to the ACA in the future. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, which started on January 1, 2019, for not complying with ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. The 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. I It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on certain of these measures and, additionally, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’ policy change that was effective January 1, 2019. On January 31, 2019, the HHS Office of Inspector General proposed modifications to U.S. federal Anti-Kickback Statute safe harbors which, among other things, would have affected rebates paid by manufacturers to Medicare Part D plan sponsors, Medicaid managed care organizations and those entities’ pharmacy benefit managers, the purpose of which is to further reduce the cost of drug products to consumers. Although this proposed rule was withdrawn by the Trump administration, in July 2019 a similar provision was included in legislation currently being considered in the United States Senate. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, the Right to Try Act, which was enacted on May 30, 2018, provides a federal framework for certain patients with life-threatening diseases or conditions to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Employees

As of December 31, 2019, we had 55 full-time employees, 30 of whom held an M.D. or Ph.D. degree and 25 of whom are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Available Information

We file or furnish electronically with the U.S. Securities and Exchange Commission, or SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, proxy statements and other information. We make available on our website at www.prevailtherapeutics.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file or furnish electronically with the SEC. Information found on, or accessible through, the websites referenced in this Annual Report on Form 10-K is not a part of, and is not incorporated into, this filing, and the website addresses are provided only as inactive textual references.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this prospectus, including our financial statements and related notes included elsewhere in this annual report on Form 10-K, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception in 2017, we have incurred significant operating losses.

Our net losses were $63.2 million and $19.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $84.1 million. Since our inception, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing AAV9, in particular fields, developing and progressing our gene therapy product candidates through preclinical studies and preparing for and initiating clinical trials, and establishing our manufacturing platform. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene therapies.

We have no products approved for commercial sale. We have never been profitable and do not expect to be profitable in the foreseeable future. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates and to obtain the necessary regulatory approvals for their commercialization. We are in the very early stages of clinical development of our product candidates. We have initiated dosing in the PROPEL trial, our first Phase 1/2 clinical trial for our lead product candidate. We have not yet demonstrated an ability to successfully complete a clinical program, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance our product candidates through preclinical and clinical development, expand our research and development activities, develop new product candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Before we generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, potential regulatory approval in multiple jurisdictions, manufacturing, building of a commercial organization, substantial investment and significant marketing efforts. The total costs to advance any of our product candidates to marketing approval and commercialization in even a single jurisdiction would be substantial. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, and our expenses could increase beyond expectations if we are required by the FDA, European Medicines Agency, or EMA, or other regulatory authorities to perform preclinical studies and clinical trials in addition to those that we currently anticipate.

Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially as we expand our operations and add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our operations as a public reporting company.

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

We expect to spend substantial amounts to advance our product candidates through clinical development, and seek regulatory approvals for and commercialize our product candidates, if approved. We will require additional capital to fund our operations, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise necessary financing could be impacted by the COVID-19 pandemic and its effects on market conditions. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate certain of our research and development programs and our ability to pursue our business strategy could be negatively impacted.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2019, our cash and cash equivalents were $168.1 million. We estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least into the first half of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of our ongoing and planned clinical trials for PR001;
•	continuing our research programs and our preclinical development of PR001, PR006 and PR004;
•	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
•	the preclinical testing and clinical trials for any product candidates we may develop;
•	the cost of establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;
•	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
•	the effect of competing technological and market developments;
•	the cost of further developing and scaling our potential manufacturing facility and processes;

•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
•	the extent to which we in-license or acquire other products and technologies; and
•	the timing and success of any commercialization efforts for our product candidates, if approved for commercial sale.

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

PR001 is still in early development, and we may not be successful in advancing PR001 through clinical development. We have initiated dosing in the PROPEL trial, our Phase 1/2 clinical trial for PD-GBA, and we currently intend to initiate two Phase 1/2 clinical trials for nGD in 2020, subject to any delays related to the COVID-19 pandemic.

We cannot be certain that PR001 will be successful in clinical trials or receive regulatory approval. Even if we receive regulatory approval to market PR001 from the FDA, EMA or other regulatory bodies, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available therapies. We also cannot be certain that third-party payors will adequately reimburse for treatments involving our product candidate. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, EMA and other regulatory authorities. We are not permitted to market PR001 in the United States until it receives approval of a BLA from the FDA, and we cannot market it in the European Union until we receive approval for a Marketing Authorization Application, or MAA, from the EMA, and we would be required to seek comparable regulatory approvals prior to marketing PR001 in other countries.

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

In addition, we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. If we are unable to identify additional suitable product candidates for clinical development, this would adversely impact our business strategy, and financial position.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

We intend to identify and develop product candidates based on our novel approach to gene therapy, which makes it difficult to predict the time, cost and potential success of product candidate development.

We have concentrated our research and development efforts on our gene therapy product candidates. Our future success depends on the successful development of these novel therapeutic approaches. To date, very few products that utilize gene transfer have been approved in the United States or Europe. There have been a limited number of clinical trials of gene transduction technologies, with only two products approved for commercialization by the FDA to date.

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

We presently contract with multiple third parties for the manufacturing of our program materials and are working to develop commercial-scale manufacturing capabilities with these third parties. For example, in 2019, we announced our strategic collaboration with Lonza, with whom we have been working since 2018, with an initial focus on process development and GMP manufacturing of our two lead programs, PR001 and PR006. Pursuant to our agreement, Lonza will manufacture PR001 and PR006 for late-stage clinical and commercial supply. We currently have no plans to build our own clinical or commercial-scale manufacturing facilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on Lonza and other contract manufacturers, we have personnel with manufacturing and quality experience to oversee these contract manufacturers.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. Within the broader genetic medicine field, very few therapeutic products have received marketing authorization from the FDA or EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, our product candidates will need to meet safety and efficacy standards applicable to any new biologic under the regulatory framework administered by the FDA. In addition to FDA oversight, we may be subject to oversight by institutional review boards, or IRBs, under guidelines promulgated by the National Institutes of Health, or NIH, and our gene therapy clinical trials are subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

In the European Union, the EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products in the European Union could potentially be applied to any gene therapy product candidate we may develop.

The clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. As we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or other regulatory authorities. Further, adverse developments in preclinical studies or clinical trials conducted by third parties in the field of gene therapy and gene regulation products may cause the FDA, the EMA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies. Ultimately, regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

The clinical trials are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, if approved, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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

To date, we have not completed any clinical trials required for the approval of our product candidates. We may experience delays in conducting any clinical trials and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
•	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
•	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
•	delays in reaching agreement with the FDA, EMA or other regulatory authorities as to the design or implementation of our clinical trials;
•	failure or delays in obtaining regulatory approval to commence a clinical trial;
•

inability to reach an agreement on acceptable terms with clinical trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;

•	inability to obtain IRB approval at each site;
•	inability to recruit suitable patients to participate in a clinical trial;
•	delays in developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
•	failure in having patients complete a clinical trial or return for post-treatment follow-up, including long term follow-up of up to fifteen years required under FDA guidance;
•	clinical sites, CROs or other third parties deviating from trial protocol or dropping out of a trial;
•	failure to perform in accordance with the FDA’s GCP, requirements, or applicable regulatory guidelines in other countries;
•

inability to address patient safety concerns that arise during the course of a trial, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	failure or delays in adding a sufficient number of clinical trial sites; or
•	inability to manufacture sufficient quantities of product candidate for use in clinical trials.

In addition, unfavorable changes in our industry or the global economy, including as a result of the recent COVID-19 pandemic, could contribute to some of the events listed above and further impact our ability to progress our clinical trials as planned.

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or significantly increase the cost of such trials, including:

•	regulators may revise their regulatory requirements or guidance, or we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
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

Our most advanced product candidates, PR001, PR006 and PR004, will require extensive clinical testing before we are prepared to submit a BLA to the FDA or MAA to the EMA for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

We cannot predict with any certainty whether or when we might complete a given clinical trial. If we experience delays in the commencement or completion of our clinical trials, we may experience increased costs and the commercial prospects of and our ability to generate revenue from our product candidates could be delayed. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize murine gamma-retroviral vectors, our product candidates use AAV viral vectors. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes, and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If our vectors demonstrate a similar effect, we may decide or be required to halt or delay further clinical development of PR001. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials or in any clinical trials conducted by other companies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

Compassionate use or expanded access of our unapproved therapies could negatively affect our reputation, our development timelines and our business.

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. In January 2020, we announced that we granted a compassionate use request for the administration of PR001 to a single patient with Type 2 Gaucher disease via a compassionate use pathway, following approval by an international regulatory authority, and that the patient had been dosed.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for components our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials in the European Union must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted, and they could put a hold on one or more of our clinical trials if the facilities of our CDMOs do not pass such audit or inspections. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

•	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•	restrictions due to the recent COVID-19 pandemic.

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

Serious adverse events or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes, and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. Further, following administration of any AAV vector, patients may develop neutralizing antibodies specific to the vector administered. Some third-party preclinical studies have suggested that

AAV administration may result in toxicity in the dorsal root ganglia. If our product candidates demonstrate similar effects, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

We may be unsuccessful in obtaining Orphan Drug Designation or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

We have obtained Orphan Drug Designation for PR001 for the treatment of Gaucher disease and as part of our business strategy, we may seek Orphan Drug Designation for one or more of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued draft guidance in which it stated it would consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. The FDA also intends to consider whether additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells), should also be considered to be principal molecular structural features.

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Although the FDA has granted Rare Pediatric Disease Designation for PR001 for the treatment of neuronopathic Gaucher disease, a BLA for PR001, if approved, may not meet the eligibility criteria for a priority review voucher.

Rare Pediatric Disease Designation has been granted for PR001 for neuronopathic Gaucher disease. In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2020. However, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2020, it is eligible to receive a voucher if it is approved before October 1, 2022. However, PR001 for neuronopathic Gaucher disease may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval. We may or may not realize any benefit from receiving a voucher.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, ~~e~~ffective as of January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the Texas District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2029 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

•

the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced by private individuals on behalf of the government through civil whistleblower or qui tam actions, and civil monetary penalties laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (as defined by such law), teaching hospitals and, in 2021, certain other healthcare professionals, as well as ownership and investment interests held by such healthcare professionals and their immediate family members;
•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal data, including the General Data Protection Regulation, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the E.U. and E.E.A. (including with regard to health data).

In addition, we are also subject to federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

We consider our most direct competitors with respect to PR001 to be companies developing GCase pathway-targeting therapies, including Sanofi Genzyme and Lysosomal Therapeutics, Inc. Sanofi Genzyme is developing SAR402671, a small molecule GluCer synthase inhibitor for the treatment of Parkinson’s disease with a GBA mutation and for the treatment of Type 3 Gaucher disease in adult patients. Lysosomal Therapeutics, Inc. is developing LTI-291, a small molecule activator of the GCase enzyme, for the treatment of Parkinson’s patients with a heterozygous mutation in the GBA gene. In addition to these investigational programs, there are several products targeting the GCase pathway that are approved or in development for Type 1 Gaucher disease, including approved ERTs and SRTs, but these ERTs and SRTs are not approved for nGD in the United States. There are other gene therapy companies that are attempting to use both AAV and lentiviral gene therapy approaches to treat Gaucher disease, but to our knowledge, none of those companies has noted plans to pursue PD-GBA.

We consider our most direct competitors with respect to PR006 to be companies developing GRN pathway-targeting therapies, the most advanced of which is Alector, Inc., which is conducting a Phase 2 clinical trial of immune-neurology treatment for FTD-GRN. Passage Bio, Inc. is conducting preclinical research using a gene therapy for the treatment of FTD-GRN. Alkermes plc and Arkuda Therapeutics, Inc. are conducting preclinical research using small molecule approaches to treat FTD-GRN patients. There are other therapeutic approaches in preclinical development that may target FTD-GRN patients.

Several companies are also developing therapies designed to prevent the progression of Parkinson’s disease and FTD. Examples include therapies in development by AbbVie Inc., BlueRock Therapeutics, Biogen Inc., Denali Therapeutics Inc., Prothena Corporation plc, Roche Holding AG and Voyager Therapeutics, Inc.

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

If our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;
•	effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration;
•	the availability of centers and medical professionals that can and will perform the applicable procedure;
•	the frequency of genotyping in medical practice;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	the availability of third-party payor coverage and adequate reimbursement, and the willingness of patients to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
•	product labeling or product insert requirements of the FDA, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the incidence and severity of any side effects; and
•	any restrictions on the use of our product together with other medications.

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

Our business, operations and clinical development timelines and plans could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.

Our business, operations and clinical development timelines and plans could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, or COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States.

The President of the United States has declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response and powers under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes.  In addition, in response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease.  Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and operations.  For example, our headquarters and certain of our trial sites are located in New York City, and on March 20, 2020, the Governor of New York announced that all businesses, excluding essential services, must decrease their in-office workforce by 100%. We have implemented a work-from-home policy for all employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees. Moreover, our clinical development timelines and plans could be affected by the COVID-19 pandemic. Site initiation and patient enrollment could be delayed or suspended due to prioritization of hospital resources toward the COVID-19 pandemic. For example, in response to the COVID-19 pandemic, patient screening and enrollment at currently active trial sites for the PROPEL trial has been temporarily suspended. We still intend to report interim data on a subset of patients from the PROPEL trial in the second half of 2020, however, this may be impacted if there is a prolonged suspension of enrollment. In addition, some patients may not be able to comply with clinical trial protocols and the ability to conduct follow up visits with treated patients may be limited if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted.

Further, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the potential impacts on our business, our clinical trials, healthcare systems or the global economy as a whole.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the possible breach of the manufacturing agreement by the third party;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•	delays due to limited supply or capacity of production facilities, including as a result of the recent COVID-19 pandemic;
•	delays due to failure to meet standards for quality; and
•	reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting.

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

Our third-party service providers are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These third-party service providers may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, the operations of our CROs and other third-party service providers may be constrained or disrupted by the recent COVID-19 pandemic. If our third-party service providers do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines or comply with applicable regulatory requirements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights. For example, with respect to our licensed patents and patent applications from REGENXBIO, competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to the inventors of our licensed patents, or may have filed patent applications before the Trustees of the University of Pennsylvania, or UPenn, as owner of the patent rights licensed by us from REGENXBIO. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Thus, even if our patent applications issue as patents, they may not issue in a form that will provide us with meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

For example, on June 7, 2019, we received a letter on behalf of Alector, a biopharmaceutical company employing antibodies for the treatment of neurodegeneration, stating concerns regarding whether confidential information of Alector was used in connection with work on behalf of our company and patents and patent applications filed on behalf of our company, as well as alleging that Alector has certain rights to our patents and patent applications. On June 18, 2019, following our response to Alector’s claims, Alector served Dr. Abeliovich with a demand for arbitration in which it made similar allegations to those stated in its letter to us on June 7, 2019. In the demand, Alector is seeking relief from Dr. Abeliovich in the form of monetary damages, equitable relief in the form of an injunction against Dr. Abeliovich’s activities that may involve Alector’s confidential information and an assignment to Alector of rights to certain of our patents and patent applications. We believe the demand for arbitration, these allegations of wrongdoing and Alector’s claims of rights to any of our intellectual property and requested forms of relief are without basis or merit, as our gene therapy programs and underlying patents and patent applications were based on work done by Dr. Abeliovich derived from publicly available information or from work outside of and wholly separate from any matters on which he consulted for Alector or information he received while consulting for Alector. If we become party to any demand, claim or allegations related to these matters, we also intend to vigorously defend any such proceedings. Dr. Abeliovich and his legal team are vigorously defending the claims brought in the arbitration, and that effort is requiring significant time and resources both from our founder and the company. Further, the company and its legal team have been required to respond to requests for information and documents as a third party, and those efforts have required significant time and resources from the company. There can be no assurance that this arbitration will not require significant additional expense before it is resolved. In addition, we and Dr. Abeliovich also intend to evaluate any and all potential remedies and counterclaims against

Alector to the extent we or Dr. Abeliovich suffer damages resulting from Alector’s actions, claims or demands. However, there can be no assurance regarding any resolution or the outcome of these matters.

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

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, aid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Some of our licensed patents are subject to the provisions of the Bayh-Dole Act. If our licensors fail to comply with the regulations of the Bayh-Dole Act, they could lose title to any patents subject to such regulations, which could affect our license rights under the patents and our ability to stop others from using or commercializing similar or identical technology and products, or limit patent protection for our technology and products.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, and there are other open questions under patent law that courts have yet to decisively address. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but the complexity and uncertainty of European patent laws has also increased in recent years. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

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

Filing, prosecuting and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive, and even in countries where we have sought protection for our intellectual property, such protection can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. In-licensing patents covering our product candidates in all countries throughout the world may similarly be prohibitively expensive, if such opportunities are available at all. Moreover, in-licensing or filing, prosecuting and defending patents even in only those jurisdictions in which we develop or commercialize our product candidates may be prohibitively expensive or impractical. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection or licensed patents to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but where enforcement is not as strong as that in the United States or the European Union. These products may compete with our product candidates, and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As of December 31, 2019, we had 55 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Prior to our initial public offering, or IPO, in June 2019, there was no public trading market for our common stock. We cannot assure you that an active trading market for our common stock will continue to develop or that it will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares of our common stock.

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

•	timing and results of our preclinical studies and clinical trials or those of our competitors;
•	the success of existing or new competitive therapies, products or technologies;
•	development of new product candidates that may address our markets and make our product candidates less attractive;
•	failure or discontinuation of any of our research or development programs;
•	changes in the level of expenses related to any of our research or development programs;
•	developments related to any existing or future collaborations;
•	the recruitment or departure of key personnel;
•	regulatory or legal developments in the United States and other countries;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	changes in the structure of healthcare payment systems;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	changes in failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of common stock by us, our executive officers, directors or principal stockholders, or others;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	the recent COVID-19 pandemic;
•	general economic, industry and market conditions;
•	changes in accounting principles; and
•	the other factors described in this “Risk Factors” section.

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

As of December 31, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates held, in the aggregate, a majority of our outstanding common stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination that other stockholders may desire. Any of these actions could adversely affect the market price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Additional capital will be needed in the future to continue our planned operations. We expect to raise additional capital by issuing equity securities, which we may do so at prices and in a manner as we determine from time to time. We also expect to grant equity awards to employees, directors and consultants under our 2019 Equity Incentive Plan, or the 2019 Plan. Further, the number of shares of our common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting through January 1, 2029, in an amount equal to 4% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors prior to the applicable January 1st. Any such issuances of additional capital stock may cause our stockholders may experience additional dilution, which could cause our stock price to fall.

We are an emerging growth company and a smaller reporting company and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our IPO in June 2019. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an emerging growth company.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

As of December 31, 2019, we had $57.3 million of U.S. federal and $115.5 million of state net operating loss, or NOL, carryforwards. Our U.S. federal NOL carryforwards generated prior to 2018 will expire if not utilized prior to 2038. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, is limited. `

Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes such as R&D credits to offset its post-change income may be limited. This could limit the amount of NOLs or R&D credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs and R&D credits carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Additionally, we have not undertaken a study on our determination of our U.S. R&D credits. Consequently, our U.S. R&D credits may change, and in any event are subject to review and adjustment by the tax authorities.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located at 430 E 29th Street, New York, New York, 10016, where we occupy approximately 21,748 square feet of office space. This lease expires on October 30, 2025. We believe this office is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The Nasdaq Global Select Market under the symbol “PRVL”. Trading of our common stock commenced on June 20, 2019, in connection with our IPO. Prior to that time, there was no established public trading market for our common stock.

As of March 26, 2020, we had 28 holders of record of our common stock. The number of beneficial holders of our common stock is greater than this number of record holders because it includes stockholders whose shares are held in “street name” by brokers or held by other nominees.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Performance Graph

This graph below is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or into any other filing of Prevail Therapeutics Inc. under the Exchange Act or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference therein.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on June 20, 2019 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2019. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	6/20/2019	6/30/2019	7/31/2019	8/31/2019	9/30/2019	10/31/2019	11/30/2019	12/31/2019
Prevail Therapeutics, Inc.	$100.00	$97.06	$86.10	$83.24	$90.29	$81.03	$105.81	$116.62
NASDAQ Composite	100.00	99.44	101.54	98.90	99.35	102.99	107.63	111.11
NASDAQ Biotechnology	100.00	98.96	96.06	96.19	97.05	100.81	103.34	107.83

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On June 24, 2019, we closed our IPO, in which we issued and sold an aggregate of 7,353,000 shares of common stock at a public offering price of $17.00 per share, resulting in aggregate net proceeds to us of approximately $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $12.0 million. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-2231754), which was declared effective by the SEC on June 19, 2019.

As of December 31, 2019, we estimate that we have used approximately $34.0 million of cash and cash equivalents since our IPO to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

As of December 31, 2019, there has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus, for our IPO, dated June 19, 2019 and filed with the SEC on June 20, 2019. We invested the funds received from the IPO in cash and cash equivalents in accordance with our investment policy.

Item 6. Selected Financial Data.

Not a required disclosure for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report of Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a gene therapy company leveraging breakthroughs in human genetics with the goal of developing and commercializing disease-modifying AAV-based gene therapies for patients with devastating neurodegenerative diseases. We are applying a precision medicine approach to neurodegeneration by studying our gene therapies in genetically defined patient populations. We believe this will increase the probability of creating disease-modifying therapies that improve patients’ lives. Our lead program is PR001 for the treatment of PD-GBA and nGD. We are focused on developing a broad pipeline of gene therapies for a range of neurodegenerative diseases, including PR006 for the treatment of FTD-GRN and PR004 for the treatment of synucleinopathies.

We have initiated dosing in the PROPEL trial, our Phase 1/2 clinical trial of PR001 for the treatment of PD-GBA patients.  We currently intend to report interim data on a subset of patients from this trial in the second half of 2020. In December 2019, we announced that our Investigational New Drug application, or IND, for PR001 for the treatment of nGD is now active. We currently intend to initiate two Phase 1/2 clinical trials of PR001 for the treatment of nGD patients in 2020, the first for patients with Type 2 Gaucher disease and the second for patients with Type 3 Gaucher disease. Our Phase 1/2 clinical trials in the PD-GBA and nGD patient populations will investigate the safety and tolerability of PR001, and will also measure key biomarkers and exploratory efficacy endpoints. The FDA has granted PR001 Orphan Drug designation for the treatment of Gaucher disease and Rare Pediatric Disease Designation for the treatment of nGD. In addition, the FDA has granted Fast Track designation for PR001 for the treatment of PD-GBA. In our comprehensive preclinical program in both mouse models and non-human primates, PR001 was observed to be well tolerated and demonstrated robust and widespread biodistribution. Additionally, in mouse models, we observed significant increases in enzyme activity, reductions in lipid accumulation and improvements in motor function.

In March 2020, we announced that our IND for PR006 for the treatment of FTD-GRN is now active. Study startup activities are ongoing for the PROCLAIM trial, our Phase 1/2 clinical trial of PR006 for the treatment of FTD-GRN patients, and we anticipate that this trial will initiate in mid-2020. The FDA has granted Fast Track designation for PR006 for the treatment of FTD-GRN and Orphan Drug designation for PR006 for the treatment of FTD. In our comprehensive preclinical program in in vitro models, mouse models and non-human primates, PR006 was observed to be well tolerated and demonstrated robust and widespread biodistribution. Additionally, in mouse models, PR006 increased expression of progranulin protein in the brain and CSF, reduced indicators of lysosomal dysfunction in the brain, and suppressed expression of markers of inflammation in the brain.

In 2019, we announced our strategic collaboration with Lonza, with whom we have been working since 2018, with an initial focus on process development and GMP, or good manufacturing practices, manufacturing of our two lead programs, PR001 and PR006. Under this collaboration, focused on the baculovirus/Sf9 production system for gene therapies, we and Lonza will work together closely on process development and scaling up production of PR001 and PR006, and Lonza will manufacture PR001 and PR006 for late-stage clinical and commercial supply at its gene therapy center of excellence in Houston, Texas. The collaboration also has the potential to extend to Prevail’s future pipeline of AAV-based gene therapy programs. In collaboration with Lonza, we have developed and scaled up a process that demonstrates promising yield and potency, and our GMP manufacturing preparations are underway. We have also initiated studies and assessments to evaluate comparability between the material produced in the baculovirus/Sf9 production system and the material produced in the HEK293 production system.

Since our inception, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing the rights to AAV9 in particular fields, developing and progressing our gene therapy product candidates through preclinical studies, establishing our manufacturing supplier base and preparing for the initiation of our clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales as of December 31, 2019. On June 24, 2019, we completed our IPO whereby we sold an aggregate of 7,353,000 shares of our common stock at a price of $17.00 per share. The aggregate net proceeds received by us from the offering were approximately $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $12.0 million. Prior to our IPO, we have funded our operations primarily through equity and convertible debt financings and have raised an aggregate of approximately $129.0 million of gross proceeds through these offerings.

We have incurred significant operating losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $63.2 million and $19.1 million for the year ended December 31, 2019 and 2018, respectively. We expect our expenses and losses to increase as we continue to advance our product candidates from discovery and research, through preclinical development, into human clinical trials and seek regulatory approval of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, director and officer liability insurance, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2019 and 2018, we had cash and cash equivalents of $168.1 million and $63.0 million, respectively.

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

As consideration for the licensed rights under the REGENXBIO GBA1 License, we issued 2,430,000 shares of our common stock in a concurrent private placement to REGENXBIO. We are also obligated, pursuant to the REGENXBIO GBA1 License, to pay REGENXBIO: (1) an annual maintenance fee; (2) mid- to high-single digit royalty percentages on net sales of licensed products, subject to reduction in specified circumstances; and (3) mid-teen to low-twenties royalty percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights. See Note 3 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding this license.

License Agreement with REGENXBIO Inc. for Option Genes

In May 2018, we entered into a license agreement, or the REGENXBIO Option Genes License, with REGENXBIO pursuant to which REGENXBIO granted us three distinct exclusive options for specified genes, or the Option Genes, which were exercisable at our sole discretion through May 10, 2019. In April 2019, we exercised all three options, including for AAV9 delivering the genes encoding for progranulin and α-Synuclein.

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

Under the terms of the REGENXBIO Option Genes License, we paid REGENXBIO an initial fee of $0.6 million, and upon the exercise of the options, an additional up-front fee of $0.6 million per exercised option, or an aggregate of $1.8 million. In addition, with respect to each licensed Option Gene, we are required to pay REGENXBIO: (1) an annual maintenance fee; (2) mid- to high-single digit royalty percentages on net sales of the licensed product, subject to reduction in specified circumstances; and (3) mid-teen to low-twenties royalty percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights. If a licensed product includes the GBA1 gene and otherwise would be subject to royalties under the REGENXBIO GBA1 License, then royalties for that licensed product will only be due under the REGENXBIO Option Genes License. See the section titled “Business—License Agreements—License Agreement with REGENXBIO Inc. for Option Genes” and Note 3 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding this license.

Financial Operations Overview

Research and Development Expenses

Since inception, research and development expenses are primarily comprised of costs incurred for the manufacture of clinical supply and process development initiatives, costs incurred in preparation for clinical trials and activities related to regulatory filings for our product candidates and preclinical and discovery work on our gene therapy product candidates. Research and development expenses are recognized as incurred. Payments made prior to the receipt of goods or services rendered are capitalized and recognized as expense as the goods are delivered or services are performed. We do not track our internal research and development expenses at the program level. Research and development expenses include or could include:

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

We expect our research and development expenses to increase as we continue to advance our clinical stage product candidates and manufacturing process development and supply, as well as conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of the initiation, the duration or the cost to complete current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and the level of funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical and clinical studies, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we initiate clinical trials. Our future expenses may vary significantly from period to period based on factors such as:

•	per patient trial costs;
•	the number of patients enrolled in each trial;
•	the number of trials required for regulatory approval;
•	any follow-up commitment or confirmatory trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

General and Administrative Expenses

General and administrative expenses are comprised of employee-related expenses and third-party service provider costs, such as legal, audit, insurance, and finance and accounting consultants. Employee-related expenses include salaries, bonuses, benefits, stock-based compensation, and other related costs, for those employees in general and administrative functions.

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

Interest Income (Expense), Net

We have institutional money market accounts that pay interest on a monthly basis. In connection with the issuance of the convertible note, we incurred interest expense at 8% per annum. In addition, we recorded amortization of the debt issuance cost as interest expense during the year ended December 31, 2018, upon the conversion of the note.

Results of Operations

Comparison of the years ended December 31, 2019 and 2018

The following table summarizes our results of operations:

	Years ended December 31,
	2019	2018
	(in thousands)
Operating Expenses:
Research and development	$48,798	$14,127
General and administrative	17,005	4,682
Total operating expenses	65,803	18,809
Operating loss	(65,803)	(18,809)
Change in fair value of derivative liabilities	—	(781)
Other income	—	87
Interest income, net	2,615	416
Net loss	$(63,188)	$(19,087)

Research and Development Expenses

Research and development expenses increased by $34.7 million to $48.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily due to our lead programs, PR001 and PR006, as we incurred increased manufacturing and process development costs of $13.8 million, increased cost for clinical trial activities of $8.1 million, and increased costs of $4.7 million for preclinical studies, lab materials, and facility cost. The remaining increase is attributed to increased headcount resulting in a $6.3 million increase in personnel costs, including a $1.0 million increase for stock-based compensation, and a $1.8 million increase in license fees.

General and Administrative Expenses

General and administrative expenses increased by $12.3 million to $17.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily due to increased headcount resulting in a $4.0 million increase in personnel costs, including a $1.7 million increase in stock-based compensation expense, a $4.7 million increase in legal fees, and a $3.6 million increase in professional services fees and other expenses, which primarily consisted of accounting and consulting services, director’s and officer’s insurance, depreciation and facility cost.

Change in Fair Value of Derivative Liability

We recorded a loss in the amount of $0.8 million attributable to changes in fair value of the derivative liability during the year ended December 31, 2018. No such loss was incurred for the year ended December 31, 2019.

Interest Income, Net

During the years ended December 31, 2019 and 2018, we generated $2.6 million and $0.9 million, respectively, in interest income from our institutional money market accounts. During the year ended December 31, 2018, we also incurred interest expense of $0.5 million related to a convertible note issued to one of our investors, which converted into shares of our Series A Preferred Stock in March 2018. No such transaction occurred in 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Our net losses were $63.2 million and $19.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, we had an accumulated deficit of $84.1 million and $20.9 million, respectively. To date, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing AAV9, developing and progressing our gene therapy product candidates through preclinical studies, preparing and for the initiating of clinical trials, and establishing our manufacturing process to ensure the continued supply of product. Our primary use of cash is to fund operating expenses, which consist primarily of research and development, and general and administrative expenditures.

We do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity and convertible debt financings. In March 2019, we raised an aggregate of approximately $49.8 million of net proceeds from our Series B Preferred Stock financing. In June 2019, we completed our IPO whereby we sold an aggregate of 7,353,000 shares of our common stock for aggregate net proceeds of approximately $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $12.0 million.

As of December 31, 2019, we had cash and cash equivalents of $168.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

Cash Flows

Historical Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	As of December 31,
	2019	2018
Net cash used in operating activities	$(55,754)	$(14,011)
Net cash used in investing activities	(2,136)	(627)
Net cash provided by financing activities	162,927	64,907
Net increase in cash, cash equivalents and restricted cash	$105,037	$50,269

Operating Activities

Cash used in operating activities for the year ended December 31, 2019 was $55.8 million as compared to $14.0 million for the year ended December 31, 2018. The increase in cash used was primarily the result of increased operating expenses for research and development activities, including costs incurred for activities performed by third party vendors and employee-related expenses. In addition, our net loss was $63.2 million, which included non-cash charges of $6.2 million, consisting primarily of $4.3 million of stock-based compensation expense, $0.3 million of depreciation and amortization expense, and a $1.6 million non-cash increase in the operating lease right-of-use-asset. The change in our net operating assets was primarily the result of a $5.8 million increase in prepaid expenses and other current assets, comprised of $3.5 million relating to our external manufacturing services, $0.9 million for director’s and officer’s insurance, and $1.4 million relating to other external research and development activities and an allowance on facility space. In addition, the change in net operating liabilities also included a $7.8 million increase in accounts payable and accrued expenses, primarily associated with research and development expenses, and a net decrease in operating lease liabilities of $0.7 million.

Cash used in operating activities for the year ended December 31, 2018 was $14.0 million, consisting of a net loss of $19.1 million, which included non-cash charges of $3.5 million, primarily consisting of $0.8 million attributable to changes in fair value of the derivative liabilities associated with the convertible note, $0.5 million related to the amortization of the convertible note issuance costs, discount, and other non-cash interest, $1.6 million of stock-based compensation expense, $0.5 million related to the right-of-use-asset derived from our lease for office and lab space and $0.1 million of depreciation and amortization expense. The change in our net operating assets was primarily the result of a $0.5 million increase in prepaid expenses and other current assets and a $2.3 million increase in accounts payable and accrued expenses primarily associated with research and development expenses and a decrease in operating lease liabilities of $0.2 million.

Investing Activities

Cash used for investing activities was $2.1 million for the year ended December 31, 2019, primarily due to purchases of property and equipment in connection with the office and lab space build out.

Cash used for investing activities was $0.6 million for the year ended December 31, 2018, primarily due to the increase in purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $162.9 million. The inflows were related to the net proceeds received from the Series B Preferred Stock financing in March 2019, which generated $49.8 million, the net proceeds received from the IPO in June 2019, which generated $113.0 million, and $0.1 million related to the exercise of options.

Cash provided by financing activities during the year ended December 31, 2018 was $64.9 million. The inflow was related to net proceeds from the Series A Preferred Stock financing in March and April 2018, which generated $64.9 million.

Funding Requirements

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance date of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•	the scope and rate of progress of our preclinical and toxicology studies, and clinical trials for PR001 and PR006 and any future product candidates that may enter the clinic;
•	the scope and costs of manufacturing study materials and manufacturing process development, both internally and externally, and related clinical manufacturing activities;
•	the cost, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with operating as being a public company;
•	the results and cost to defense of any litigation or other legal proceedings to which we or our officers or directors may be a party;
•	the timing of any milestone and royalty payments to current and future licensors, if any;
•	the extent to which we acquire, or in-license other best-in-class AAV-based viral vectors, product candidates or technologies; and
•	the cost associated with commercializing any product candidates, if and when they receive marketing approval.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. In addition, our ability to raise necessary financing could be impacted by the COVID-19 pandemic and its effects on the market conditions. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves or potentially discontinue operations.

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

Research and Development Costs, Accrued Research and Development Costs and Related Prepaid Expenses

Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation, and benefits for employees, third-party license fees and other operational costs related to our research and development activities, including allocated facility-related expenses and external costs of outside vendors, and other direct and indirect costs. Research and development advance payments are deferred and capitalized as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or services are performed.

Clinical trial costs are accrued over the service periods specified in the contracts and adjusted as necessary based on an ongoing review of the level of effort and costs actually incurred. The estimate of the work completed is developed through discussions with internal personnel and external service providers as to the progress of stage of completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, the accrued estimates are adjusted. Such estimates are not expected to be materially different from amounts actually incurred, however our understanding of the status and timing of services performed, the number of subjects enrolled, and the rate of subject enrollment may vary from estimates and could result in reporting amounts that are higher or lower than incurred in any particular period. The estimate of accrued research and development expense is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers.

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

We classify stock-based compensation expense in our statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We use the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. Using the Black-Scholes option-pricing model requires management to make significant assumptions and judgments, including with respect to the expected term of the option, risk-free interest rate, stock-price volatility and dividend yield. In addition, prior to the IPO, the fair value of the shares of common stock underlying our stock-based awards was determined by our board of directors with input from management and contemporaneous third-party valuations. Given the absence of a public trading market for our common stock prior to the IPO, our board of directors considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including but not limited to the prices of common or convertible preferred stock sold to third-party investors by us and in secondary transactions or repurchased by us in arms-length transactions, lack of marketability of our common stock, our actual operating and financial performance, current business conditions and projections, the history of our company, hiring of key personnel and the experience of our management, our stage of development, the market performance of comparable publicly traded companies and the U.S. and global capital market conditions. Subsequent to the IPO, fair value of each share of underlying common stock is based on the closing price of our common stock as reported by Nasdaq on the date of grant.

The following table summarizes the assumptions for the Black-Scholes option-pricing valuation model used to estimate the fair value of stock options granted during the periods presented:

	Years ended December 31,
	2019	2018
Weighted average grant date fair value of common stock	$6.29	$2.39
Expected term	6.0	6.1
Risk-free interest rate	2.3%	2.8%
Expected volatility	79.2%	74.6%
Dividend rate	—	—

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates and assumptions. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.

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

Recently Adopted Accounting Pronouncements

Descriptions of recently issued accounting pronouncements that may potentially impact our financial position, result of operations or cash flows are disclosed in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

As of December 31, 2019 and 2018, we had cash and cash equivalents of $168.1 and $63.0 million respectively. Interest-earning instruments carry a degree of interest rate risk. However, due to the nature of these investments, the primary aim of which is capital preservation and liquidity, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements included elsewhere in this Annual Report on Form 10-K. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, although we may choose to do so in the future.

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures.

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, and is incorporated herein by reference.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics, or Code of Conduct, that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Conduct is posted on our website located at ir.prevailtherapeutics.com. We intend to disclose any material future amendments to, or waivers of, provisions of the Code of Conduct on our website.

Item 11. Executive Compensation.

The information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are being filed as part of this report:
(1)	The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Financial Statements of Prevail Therapeutics Inc.:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2019 and 2018

Statements of Operations for the Years ended December 31, 2019 and 2018

Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018

Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Financial Statements

(2)

Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto listed in (a)(1) above.

(3)	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the signature page of this Report and incorporated herein by reference

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Prevail Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prevail Therapeutics Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New York, New York

March 26, 2020

Prevail Therapeutics Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$168,051	$63,014
Prepaid expenses and other current assets	6,410	563
Total current assets	174,461	63,577
Property and equipment, net	2,549	678
Operating lease right-of-use assets	10,001	8,534
Restricted cash	91	91
Total assets	$187,102	$72,880
Liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,162	$1,241
Accrued expenses and other current liabilities	5,330	1,477
Operating lease liabilities	1,341	917
Total current liabilities	11,833	3,635
Long-term operating lease liabilities	9,927	7,952
Total liabilities	21,760	11,587
Commitments and contingencies (see Note 15) Redeemable convertible preferred stock
Series Seed Preferred Stock - $0.0001 par value, 0 and 6,480,000 shares authorized, issued and outstanding as of December 31, 2019 and 2018, respectively	—	3,524
Series A Preferred Stock - $0.0001 par value, 0 and 9,072,000 shares authorized, 0 and 8,997,085 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	76,186
Stockholders' equity (deficit)
Common stock - $0.0001 par value, 200,000,000 and 28,398,600 shares authorized as of December 31, 2019 and 2018, respectively, 34,138,750 and 7,209,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3	1
Additional paid-in capital	249,441	2,496
Accumulated deficit	(84,102)	(20,914)
Total stockholders’ equity (deficit)	165,342	(18,417)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$187,102	$72,880

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31, 2019	Year ended December 31, 2018
Operating Expenses:
Research and development	$48,798	$14,127
General and administrative	17,005	4,682
Operating loss	(65,803)	(18,809)
Change in fair value of derivative liabilities	—	(781)
Other income	—	87
Interest income	2,615	887
Interest expense	—	(471)
Total other income (expense), net	2,615	(278)
Net loss	$(63,188)	$(19,087)
Net loss per share
Basic and diluted	$(2.22)	$(3.71)
Weighted average shares outstanding:
Basic and diluted	28,494,950	5,145,469

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series Seed		Series A		Series B						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2017	6,480,000	$3,524	—	$—	—	$—	7,209,000	$1	$886	$(1,827)	$(940)
Issuance of Series A Preferred Stock, net of issuance costs of $93	—	—	7,666,716	64,907	—	—	—	—	—	—	—
Series A Preferred Stock issued as a result of conversion of convertible note - related party	—	—	1,330,369	11,279	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,610	—	1,610
Net loss	—	—	—	—	—	—	—	—	—	(19,087)	(19,087)
Balance at December 31, 2018	6,480,000	$3,524	8,997,085	$76,186	—	$—	7,209,000	$1	$2,496	$(20,914)	$(18,417)

Issuance of Series B Preferred Stock, net of issuance costs of $166	—	—	—	—	3,958,046	49,834	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,311	—	4,311
Conversion of convertible preferred stock into common stock upon the closing of initial public offering	(6,480,000)	(3,524)	(8,997,085)	(76,186)	(3,958,046)	(49,834)	19,435,131	1	129,542	—	129,543
Issuance of common stock upon closing of initial public offering, net of issuance costs of $3,211	—	—	—	—	—	—	7,353,000	1	113,040	—	113,041
Exercise of stock options	—	—	—	—	—	—	141,619	—	52	—	52
Net loss	—	—	—	—	—	—	—	—	—	(63,188)	(63,188)
Balance at December 31, 2019	—	$—	—	$—	—	$—	34,138,750	$3	$249,441	$(84,102)	$165,342

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Cash Flows

(in thousands)

	December 31, 2019	December 31, 2018
Cash flows from operating activities
Net loss	$(63,188)	$(19,087)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	265	55
Stock-based compensation	4,311	1,610
Operating lease right-of-use asset	1,637	485
Amortization of convertible note discount, issuance costs and other non-cash interest	—	471
Change in fair value of derivative liabilities	—	781
Other	—	12
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(5,847)	(459)
Accounts payable	3,921	976
Accrued expenses and other current liabilities	3,853	1,328
Operating lease liabilities	(706)	(183)
Net cash used in operating activities	(55,754)	(14,011)
Cash flows from investing activities
Purchases of property and equipment	(2,136)	(627)
Net cash used in investing activities	(2,136)	(627)
Cash flows from financing activities
Proceeds from issuance of common stock	116,251	—
Payment of issuance costs for preferred stock	(166)	(93)
Payment of issuance costs for common stock	(3,210)	—
Proceeds from exercise of stock options	52	—
Proceeds from issuance of Series A Preferred Stock	—	65,000
Proceeds from issuance of Series B Preferred Stock	50,000	—
Net cash provided by financing activities	162,927	64,907
Net increase in cash, cash equivalents and restricted cash	105,037	50,269
Cash, cash equivalents, and restricted cash at beginning of period	63,105	12,836
Cash, cash equivalents, and restricted cash at end of period	$168,142	$63,105
Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible note plus accrued interest into 1,330,369 shares of Series A Preferred Stock	$—	$11,279
Right-of-use asset obtained in exchange for operating lease obligation	$3,104	$7,740
Conversion of preferred stock to common stock upon the initial public offering	$129,543	$—

	As of December 31,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets:
Cash and cash equivalents	$168,051	$63,014
Restricted cash	91	91
Total cash, cash equivalents and restricted cash	168,142	63,105

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics

Notes to Financial Statements

1. NATURE OF THE BUSINESS

Prevail Therapeutics Inc., or the Company, was incorporated in the State of Delaware on July 6, 2017. The Company is a gene therapy company leveraging breakthroughs in human genetics with the goal of developing and commercializing disease-modifying AAV-based gene therapies for patients with devastating neurodegenerative diseases. We are applying a precision medicine approach to neurodegeneration by studying our gene therapies in genetically defined patient populations. Since beginning operations, the Company has devoted substantially all its efforts to research and development, recruiting management and technical staff, administration, and raising capital. In May 2019, the U.S. Food and Drug Administration, or FDA, declared the Investigational New Drug application, or IND, associated with the Company’s lead program, PR001, for the treatment of patients with Parkinson’s disease with GBA1 mutations, or PD-GBA, as open. In December 2019, the FDA declared the Company’s IND associated with PR001 for the treatment of pediatric nGD as open. In February 2020, the FDA declared the Company’s IND associated with PR006 for the treatment of frontotemporal dementia with GRN mutation as open.

The Company is subject to a number of risks common to early-stage companies in the biotechnology industry. Principal among these risks are the uncertainties in the development process, development of the same or similar technological innovations by competitors, protection of proprietary technology, dependence on key personnel, compliance with government regulations and approval requirements, and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval, or that any approved products will be commercially viable. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and contractors.

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

Initial Public Offering - In June 2019, the Company completed its initial public offering, or IPO, whereby the Company sold an aggregate of 7,353,000 shares of its common stock at a price of $17.00 per share. The shares began trading on The Nasdaq Global Select Market on June 20, 2019. The aggregate net proceeds received by the Company from the offering were approximately $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company of $12.0 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 19,435,131 shares of common stock. Additionally, the Company is authorized to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. On June 24, 2019, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, in connection with the closing of the IPO.

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

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

manages its capital resources to ensure the Company will continue as a going concern while maximizing the return to stockholders through the optimization of the debt and equity balances.

The Company’s cash and cash equivalents as of December 31, 2019 were $168.1 million. In March 2019, the Company raised an aggregate of $49.8 million of net proceeds from its Series B Preferred Stock financing.

In June 2019, the Company completed its IPO whereby the Company sold an aggregate of 7,353,000 shares of its common stock for aggregate net proceeds of approximately $113.0 million. Based on the Company’s cash and cash equivalents balance as of December 31, 2019, the Company estimates that its cash and cash equivalents balance will be sufficient to enable it to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements. This estimate is based on assumptions that may prove to be incorrect, and the Company could use its available capital resources sooner than currently expected. Changing circumstances could cause the Company to consume capital resources sooner than currently anticipated, and the Company may need to spend more than currently planned due to circumstances beyond its control.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, for reporting on Form 10-K.

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

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Significant estimates in the financial statements include, but are not limited to stock-based compensation, fair value of common stock, fair value of the derivative liabilities, operating lease right-of-use assets and liabilities, the recoverability of the Company’s net deferred tax assets and related valuation allowance, and accrued liabilities related to expenses incurred for research and development from external vendors. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. The Company tracks the progress of its various research and development studies and manufacturing projects to ensure related prepaid expenses and accrued expenses are in line with progress of each. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ materially from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash—The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial paper with maturities of three months or less when acquired. The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy, as described below. The Company had cash and cash equivalents of $168.1 million as of December 31, 2019. Restricted cash represents cash on deposit with a financial institution as collateral in support of a letter of credit outstanding in favor of the Company’s landlord for office space. The restricted cash balance has been excluded from the cash balance and is classified as non-current restricted cash on the balance sheets as the lease expires after December 31, 2020.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

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

Comprehensive Loss—The Company does not have items of other comprehensive loss for the years ended December 31, 2019 and 2018, and therefore does not present a statement of comprehensive loss. The Company’s comprehensive loss equals its net loss.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

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

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2019 (and does not include cash of $0.2 million as of December 31, 2019):

December 31, 2019	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Money market funds	167,805	—	—
Restricted cash:
Money market funds	91	—	—
Total	$167,896	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2018 (and does not include cash of less than $0.1 million as of December 31, 2018):

December 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Money market funds	63,007	—	—
Restricted cash:
Money market funds	91	—	—
Total	$63,098	$—	$—

There have been no changes to the valuation methods utilized by the Company, nor were there transfers between Level 1, Level 2 and Level 3 investments during the year ended December 31, 2019. As of December 31, 2019, and December 31, 2018 there were no financial instruments classified as Level 3 investments.

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

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

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

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

Net Loss per Common Share—Basic net loss per share is computed using the “two-class” method which includes the weighted average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). As of December 31, 2018, the Company’s convertible preferred stock were participating securities as defined by ASC 260-10, Earnings per Share. This stock converted into common stock upon the completion of the IPO in June 2019. During the periods where the Company incurs net losses, the Company allocates no loss to participating securities because these securities have no contractual obligation to share in the losses of the Company. Under the two-class method, basic net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional shares for the potential dilutive effects of convertible debt, convertible preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method, or the two-class method, whichever is more dilutive. The Company allocates net earnings on a pari passu (equal) basis to both common and preferred stockholders. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. For all periods presented, basic and diluted net loss per share are the same, as any additional share equivalents would be anti-dilutive (Note 14).

Segment Reporting—Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Operating Decision Maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Recently Issued Accounting Pronouncements (Adopted)—In November 2018, the SEC’s release, Disclosure Update and Simplification, became effective. The Company adopted this amendment on January 1, 2019. The included amendments are intended to simplify and update the SEC’s disclosure requirements and eliminate duplicative disclosures between the SEC rules and U.S. GAAP. The amendments included new interim financial statement disclosures to reconcile the beginning balance to the ending balance in stockholders’ equity for each period for which an income statement is required to be filed. The Company adopted the rule on January 1, 2019 and included its first presentation of changes in stockholders’ equity in its Form 10-Q for the three-month period ended March 31, 2019.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, or ASU 2018-09. The Company adopted this amendment on January 1, 2019. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The adoption of ASU 2018-09 did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements (Not Yet Adopted)—In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement – Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The amendments under ASU 2018-13 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements.

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

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

and Gaucher disease, whether or not caused by mutations in the gene that produces the GBA1 enzyme in humans by in vivo gene therapy using AAV9 delivering the gene (or any portion thereof) encoding for GBA1.

As consideration for the licensed rights under the REGENXBIO GBA1 License, the Company issued 2,430,000 shares of its common stock with an aggregate fair value of $0.4 million in a concurrent private placement to REGENXBIO. The Company is obligated, pursuant to the REGENXBIO GBA1 License, to pay REGENXBIO: (1) an annual maintenance fee; (2) mid-to high-single digit royalty percentages on net sales of licensed products, subject to reduction in specified circumstances; and (3) mid-teen to low-twenties royalty percentages of any sublicense fees the Company receives from sublicensees for the licensed intellectual property rights. The initial license fee paid in connection with the REGENXBIO GBA1 License, including the fair value of the common stock issued to REGENXBIO, was recognized as research and development expense in the year ended December 31, 2017. The initial annual maintenance fee of $0.1 million was recognized as research and development expense for the year ended December 31, 2018.

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

Under the terms of the REGENXBIO Option Genes License, the Company paid REGENXBIO an initial fee of $0.6 million. In connection with the exercise of each option, the Company is required to pay REGENXBIO: (1) an additional up-front fee of $0.6 million; (2) an annual maintenance fee; (3) mid- to high-single digit royalty percentages on net sales of the licensed product, subject to reduction in specified circumstances; and (4) mid-teen to low-twenties royalty percentages of any sublicense fees the Company receives from sublicensees for the licensed intellectual property rights. If a licensed product includes the GBA1 gene and otherwise would be subject to royalties under the REGENXBIO GBA1 License, then royalties for that licensed product will only be due under the REGENXBIO Option Genes License. The initial $0.6 million paid for the REGENXBIO Option Genes License, was recognized as research and development expense for the year ended December 31, 2018.

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

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

In April 2019, the Company exercised all of the options under the REGENXBIO Option Genes License and paid the additional up-front fee of $0.6 million per option for an aggregate of $1.8 million to REGENXBIO. In August 2019, in accordance with the REGENXBIO GBA1 License, the Company paid an annual maintenance fee of approximately $0.1 million. As a result, the Company recognized approximately $1.9 million in research and development expense related to these license agreements for the year ended December 31, 2019.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash equivalents, the derivative liabilities related to certain redemption rights pursuant to the issuance of the convertible note to OrbiMed Private Investments VI, LP, or OrbiMed, and corresponding convertible note (Note 7), accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The fair value of cash equivalents, which consisted of money-market funds, were determined using Level 1 inputs reflecting quoted prices in active markets. The carrying amount of accounts payable and accrued expenses as reported on the balance sheets as of December 31, 2019 and 2018, approximates fair value, due to the short-term duration of these instruments.

To derive the fair value of the convertible note derivative liabilities, the Company estimated the fair value of the convertible notes with and without the derivative liabilities using a discounted cash flow approach. The difference between the “with” and “without” convertible note prices represents the fair value of the derivative liabilities at issuance and immediately prior to conversion. Key inputs for this valuation were the stated interest rate of the convertible notes, the assumed cost of debt, an assessment of the likelihood and timing of conversion, and the discount upon conversion of the note into equity. The convertible note derivative liabilities were settled in March 2018 for $3.0 million. The Company recognized a loss of $0.8 million related to the settlement during the year ended December 31, 2018 as change in fair value of derivative liabilities.

As of December 31, 2019 and 2018, there were no financial instruments classified as Level 3 investments. Further, during the years ended December 31, 2019 and 2018 there were no transfers between Level 1, Level 2, and Level 3.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Laboratory equipment	$1,730	$677
Leasehold improvements	887	—
Computer equipment	36	57
Furniture and fixtures	218	1
Gross property and equipment	2,871	735
Less: accumulated depreciation	(322)	(57)
Property and equipment, net	$2,549	$678

Depreciation expense was $0.3 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Accrued compensation	$2,577	$840
Accrued research and development	1,595	273
Accrued professional fees	634	—
Other	524	364
Total accrued expenses	$5,330	$1,477

7. CONVERTIBLE NOTE – RELATED PARTY

In December 2017, the Company entered into a Convertible Note Purchase Agreement with OrbiMed, an existing investor of the Company (Note 13). Under the terms of the agreement, the Company issued a convertible note, or the Note, with a principal amount of $10.0 million, which accrued interest at 8.0% per annum, and had a maturity date of December 31, 2018. Under the terms of the agreement, the Note would be convertible in two scenarios: (i) if the Company closes a sale of preferred stock in an equity financing with aggregate proceeds of at least $25.0 million, or a Qualified Financing, and (ii) upon a Corporate Transaction, which is defined as a deemed liquidation event such as a merger or consolidation, or sale of the Company.

In the first scenario, the Note automatically converts into preferred stock of the Company at a conversion price equal to 90% of the price per share paid in the financing, or the Automatic Conversion Upon a Qualified Financing. In the second scenario, OrbiMed could elect to receive either (i) the outstanding balance of the note immediately prior to the Corporate Transaction, or (ii) the amount that OrbiMed would have received if OrbiMed converted the outstanding balance of the Note immediately prior to such Corporate Transaction into the number of shares of Series Seed Preferred Stock determined by dividing the outstanding balance by the Original Issue Price of Series Seed Preferred Stock, which becomes due and payable in cash as and when such amounts are paid to holders of the Series Seed Preferred Stock, or the Automatic Redemption Based Upon Series Seed Price.

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

The resulting debt discount from the derivative liabilities was presented as a direct deduction from the carrying amount of the Note payable and was amortized to interest expense using the effective interest rate method. The Company recognized $0.1 million of coupon interest and $0.3 million of discount amortization for the year ended December 31, 2018.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

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

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2017, the Company authorized the sale and issuance of up to 6,480,000 shares of Series Seed preferred stock, or Series Seed Preferred Stock, with a par value per share of $0.0001. On the same date, the Company issued 6,480,000 shares of Series Seed Preferred Stock to OrbiMed and the Silverstein Foundation, or the Initial Investors, at a price of $0.62 per share for aggregate proceeds of $4.0 million. Issuance costs were $0.1 million.

In March 2018, the Company authorized the sale and issuance of up to 9,072,000 shares of Series A preferred stock, or Series A Preferred Stock, with a par value per share of $0.0001. During March and April 2018, the Company issued 7,666,716 shares of Series A Preferred Stock at a price of $8.48 per share for aggregate proceeds of $65.0 million. Issuance costs were $0.1 million. In connection with the Series A Preferred Stock issuance, 1,330,369 shares of Series A Preferred Stock were issued upon the conversion of the convertible note with OrbiMed, resulting in a total Series A Preferred Stock issuance of 8,997,085 shares.

In March 2019, the Company authorized the sale and issuance of 3,958,046 shares of Series B preferred stock, or Series B Preferred Stock, with a par value per share of $0.0001 at a price of $12.63 per share for aggregate net proceeds of $49.8 million. Issuance costs were $0.2 million.

Series Seed Preferred Stock, Series A Preferred Stock and Series B Preferred Stock are collectively referred to as “Preferred Stock”.

As of December 31, 2019, the Company had 10,000,000 shares of preferred stock authorized and none issued and outstanding. As of December 31, 2018, the Company had 15,552,000 shares of Preferred Stock authorized, of which 6,480,000 shares were issued and outstanding and were designated as Series Seed Preferred Stock and 8,997,085 shares were issued and outstanding and were designated as Series A Preferred Stock.

The rights, privileges, and preferences of the shares of redeemable convertible Preferred Stock are summarized as follows:

Voting

At every meeting of the shareholders of the corporation, each holder of the Preferred Stock was entitled to the same number of votes as the number of whole shares of common stock into which such holder’s shares of preferred stock could be converted on the record date for the determination of shareholders entitled to vote at any such meeting. Except as otherwise expressly provided in the stock purchase agreement or as required by law, the common stock and the preferred stock will vote together as a single class.

Dividends

The holders of the Preferred Stock were entitled to receive dividends, out of any assets legally available, prior to and in preference to any other dividend, at a rate of 6% of the original issue price. The right to receive preferred dividends shall not be cumulative, and therefore, if not declared in any year, the right to receive such dividends shall not carry forward into the next year. The holders of the Preferred Stock are also entitled to receive dividends payable when, as and if declared by the Board of Directors of the Corporation, with the holders of common stock, paid out of any assets or on the common stock of the Company, on an as-converted to common stock basis. No dividends had been declared as of December 31, 2019 and 2018.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

Conversion

Each share of Preferred Stock was eligible to be converted into common stock at a one-to-one conversion ratio, subject to adjustments based on certain events specified in the Certificate of Incorporation, or COI, including anti-dilution adjustments, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Series Seed Original Issue Price by the Series Seed Conversion Price, the Series A Original Issue Price by the Series A Conversion Price, or the Series B Original Issue Price by the Series B Conversion Price in effect at the time of conversion. At December 31, 2018, the conversion price of the Series Seed and Series A preferred shares were $0.62 and $8.48 per share, respectively.

As a result of the IPO in June 2019, each share of Preferred Stock converted into such number of shares of common stock at the then effective conversion rate.

Redemption

Prior to the IPO, the Preferred Stock was eligible to be redeemed upon a Deemed Liquidation Event. The Series B stock was eligible to be redeemed at $12.63 per share, or the holders of the Series B stock received an amount equal to the amount entitled if the Series B stock converted into shares of common stock on the redemption date. The Series A stock was eligible to be redeemed at $8.48 per share, or the holders of Series A stock received an amount equal to the amount entitled if the Series A stock converted into shares of common stock on the redemption date. The Series Seed stock was eligible to be redeemed at $0.62 per share, or the Series Seed stock received an amount equal to the amount entitled if the Series Seed stock converted into shares of common stock on the redemption date.

Right of First Offer

Upon the proposal or sale of any New Securities, the Company would have first offered such New Securities to each investor of the Preferred Stock, and each investor would have been entitled to apportion the right of first offer in such proportions as it deemed appropriate. Upon the occurrence of a Trigger Event as defined in the COI, each share of Series A stock would have been automatically converted into such number of shares of common stock at the then effective conversion rate.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation or Deemed Liquidation Event, the holders of shares of Preferred Stock then outstanding were entitled to be paid out of the assets of the Corporation available for distribution to its stockholders before any payment shall be made to the holders of Common Stock, according to their priority, based on the greater of the Preferred Stock original issue price or amounts that would be payable had the shares been converted into common stock immediately prior to such liquidation event.

If upon any such liquidation event, the assets of the Corporation available for distribution to its stockholders were insufficient to pay the holders of shares of Series A and Series B stock the full amount to which they were entitled, distributions would first have been made to holders of the Series B stock equal to their original issuance price plus any declared but unpaid dividends. After distribution to the holders Series B stock, the holders of Series A stock as a class would receive a distribution equal to their original issue price plus any declared but unpaid dividends.

After payment of all preferential amounts required to be paid to the holders of preferred stock, the remaining funds and assets available for distribution to the shareholders of the Company would have been distributed among the holders of Series B stock, Series A stock, Series Seed stock, and Common Stock, pro rata based on the number of shares held by each such holder on an as-converted basis.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

9. COMMON STOCK

General

As of July 6, 2017, the date of incorporation, the Company was authorized to issue 6,480,000 shares of common stock at a per share par value of $0.0001, which was subsequently amended in August 2017 to a total amount of 16,200,000 authorized shares of common stock issued at a par value of $0.0001. Total authorized shares were subsequently amended to 27,540,000 authorized shares of common stock in March 2018, 28,398,600 authorized shares of common stock in December 2018 and 35,640,000 authorized shares of common stock in March 2019.

In August 2017, OrbiMed purchased 2,430,000 shares of common stock for $150 per share. Proceeds of $0.4 million were allocated to these shares based on relative fair value.

In August 2017, the Company’s founder and chief executive officer purchased 2,349,000 shares of common stock for $145 pursuant to a restricted stock purchase agreement. Of the stock purchased, 25% of the restricted shares shall vest on the one-year anniversary of the effective date of the purchase agreement; and an additional 1/48th of the restricted shares shall vest at the end of each successive one-month period for 36 months thereafter in equal installments, provided that the founder and chief executive officer remains in continuing service to the Company.

In August 2017, 2,430,000 shares of common stock were sold to REGENXBIO in exchange for license rights (Note 3).

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

In June 2019, the Company completed an IPO in which 7,353,000 shares of common stock were sold. Upon completion of the Company’s IPO, all the outstanding preferred stock of the Company automatically converted into 19,435,131 shares of the Company’s common stock.

The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of the shares of preferred stock. The common stock has the following characteristics:

Voting

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings, provided, however, that except as otherwise required by law, holders of common stock as such shall not be entitled to vote on any amendment to the Company’s Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Company’s Certificate of Incorporation or pursuant to Delaware General Corporation Law. There shall be no cumulative voting.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. Cash dividends may not be declared or paid to the holders of common stock until paid on the preferred stock. As of December 31, 2019 and 2018, no dividends have been declared or paid since the Company’s inception.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

Liquidation

After payment to the holders of shares of preferred stock of their liquidation preference, the holders of the common stock are entitled to share ratably in the Company’s assets available for distribution to stockholders, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a Deemed Liquidation Event.

Reserve for future issuance

As of December 31, 2019 and 2018 the Company has reserved the following number of shares of common stock for future issuance upon the conversion of preferred stock, exercise of options or grant of equity awards:

	As of December 31,
	2019	2018
Redeemable convertible preferred stock outstanding, as converted	—	15,477,085
Options and restricted stock issued and outstanding	7,051,663	6,366,739
Shares available for future stock option grants	2,762,749	844,287
Total	9,814,412	22,688,111

10. LEASES

Lease Agreements—The Company leases office and laboratory space in its New York City location under an operating lease agreement entered in September 2017, with an original term of 49 months. In connection with the lease, the Company paid a security deposit of approximately $0.1 million in the form of an unconditional and irrevocable letter of credit, which is secured with cash on deposit classified as restricted cash. The original lease was initially modified in October 2018, which extended the original term of the lease and included space on two additional floors. The Company accounted for the new agreement as a modification of the original agreement and recorded an additional right-of-use asset and corresponding lease liability based on the incremental borrowing rate determined as of the effective date of the modified lease. The additional floors were recognized as additional lease components. One of these lease components provided an incentive allowance to reimburse the Company for the cost of qualified leasehold improvement. During the year ended December 31, 2019, the Company incurred qualified costs of $0.4 million, of which $0.3 million were payable to the Company as of December 31, 2019 and will be recognized over the remaining lease term.

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

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

The components of the lease expense were as follows:

	Years ended December 31,
	2019	2018
	(in thousands)
Operating lease cost	$2,033	$752
Variable lease cost	731	226
Total lease cost	$2,764	$978
Weighted-average remaining lease term	5.8 years	6.1 years
Weighted-average discount rate	9.25%	9.00%

Cash paid for amounts included in the measurement of the lease liabilities, net of qualified costs, were $1.1 million for the year ended December 31, 2019. Cash paid for amounts included in the measurement of the lease liabilities were $0.6 million for the year ended December 31, 2018.

As of December 31, 2019 the maturities of the Company’s remaining operating lease liabilities were as follows:

December 31, 2019
(in thousands)
2020	$2,299
2021	2,379
2022	2,463
2023	2,549
2024	2,638
Thereafter	2,263
Present value adjustment	(3,322)
Present value of lease payments	$11,269

11. STOCK-BASED COMPENSATION

In August 2017, the Company adopted the Prevail Therapeutics Inc. 2017 Equity Incentive Plan, or the 2017 Plan, under which the Company granted incentive stock options, nonqualified stock options, stock appreciate rights, or SARs, restricted stock, unrestricted stock, restricted stock awards, performance awards, or other awards that are convertible into or based on Company stock. In March 2018, the Company amended the 2017 Plan and increased the number of shares of common stock available to be issued under the 2017 Plan to 4,003,427 shares. In December 2018, the Company amended the 2017 Plan and increased the number of shares of common stock available to be issued under the 2017 Plan to 4,862,027. In April 2019, the Company amended the 2017 Plan and increased the number of shares of common stock available to be issued under the 2017 Plan to 6,029,733. Shares of common stock underlying any award that are forfeited, expired, or repurchased shall be excluded from the maximum number that could have been issued. Following the completion of the Company’s IPO and the effectiveness of the 2019 Plan (as defined below), no further grants were or will be made under the 2017 Plan. All outstanding stock awards under the 2017 Plan will continue to be governed by their existing terms.

In June 2019, the Company adopted the Prevail Therapeutics Inc. 2019 Equity Incentive Plan or the 2019 Plan, under which the Company may grant incentive stock options, nonqualified stock options, SARs, restricted stock, unrestricted stock, restricted stock awards, performance awards or other awards that are convertible into or based on Company stock. The aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2019 Plan was 2,762,749 as of December 31, 2019. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s Board of Directors.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan or the 2019 ESPP, under which the Company may permit employees to purchase shares of common stock. As of December 31, 2019, the maximum number of shares of common stock that may be issued under the 2019 ESPP was 330,000 shares. In addition, the number of shares of common stock reserved for issuance under the 2019 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2027, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (2) 1,500,000 shares or (3) such lesser number of shares as determined by the Company’s Board of Directors. No purchases were made pursuant to this plan as of December 31, 2019.

The exercise price for a stock option awarded under the 2019 Plan shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2019 Plan vest 25% after the first year and monthly thereafter over the following three years and expire ten years from the date of grant.

Stock Options

The following tables summarize stock option activity under the 2017 Plan and the 2019 Plan:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share data)
Outstanding, December 31, 2018	4,017,736	$0.83	9.3	$7,939
Granted	1,939,642	9.08
Exercised	(141,619)	0.37
Cancelled/forfeited	(134,337)	2.05
Outstanding, December 31, 2019	5,681,422	$3.60	8.6	$69,219
Exercisable, December 31, 2019	1,527,587	0.70	8.3	23,108
Vested and expected to vest, December 31, 2019	5,681,422	3.60	8.6	69,219

As of December 31, 2019, the total unrecognized compensation expense related to unvested employee and non-employee options was $14.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.9 years. As of December 31, 2018, the total unrecognized compensation expense related to unvested employee and non-employee options was $7.1 million, which the Company expects to recognize over an estimated weighted-average period of 3.3 years.

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

	As of December 31,
	2019	2018
Weighted average grant date fair value of common stock	$6.29	$2.39
Expected term	6.0	6.1
Risk-free interest rate	2.3%	2.8%
Expected volatility	79.2%	74.6%
Dividend rate	—	—

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

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

Restricted Stock

As of each of December 31, 2019 and December 31, 2018, 2,349,000 shares of common stock were subject to a repurchase right by the Company.

Non-vested Restricted Stock Award (RSA) Outstanding

The following table presents a summary of the Company’s non-vested restricted stock award activity under all plans and related information for the years ended December 31, 2019 and December 31, 2018:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock awards outstanding as of December 31, 2018	1,566,001	$0.18
Restricted stock awards vested	(587,242)	0.18
Non-vested restricted stock awards outstanding as of December 31, 2019	978,759	$0.18

	Years ended December 31,
	2019	2018
	(in thousands)
Aggregate grant date fair value of restricted stock awards vested	$101	$135

Restricted stock awards are generally granted at the fair market value of the Company’s common stock on the date of grant and vest 25% after the first year and monthly thereafter over the following three years. Forfeitures are based on actual forfeitures in the given period.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

There were $0.2 million of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s equity incentive plans as of December 31, 2019. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Total stock-based compensation expense is recognized for restricted stock and stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Years ended December 31,
	2019	2018
	(in thousands)
Research and development	$2,399	$1,454
General and administrative	1,912	156
Total stock-based compensation expense	$4,311	$1,610

Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO, 19,435,131 shares of outstanding Preferred Stock converted into 19,435,131 shares of common stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation, which became effective upon the completion of the IPO, authorizes 10,000,000 shares of preferred stock, of which no shares were issued or outstanding as of December 31, 2019.

12. INCOME TAXES

The effective tax rate for the Company for the years ended December 31, 2019 and December 31, 2018 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of operations for the Company is as follows:

	Years ended December 31,
	2019	2018
Expected provision at statutory federal rate	21.0%	21.0%
State tax – net of federal benefit	11.6%	10.1%
Nondeductible interest expense	0.0%	(1.4)%
Tax credits	0.8%	1.2%
Changes in valuation allowance	(32.8)%	(29.3)%
Other	(0.6)%	(1.6)%
Effective Income Tax Rate	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liability are as follows:

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

	As of December 31,
	2019	2018
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$18,837	$4,177
Accruals and reserves	847	275
Lease liability	3,238	2,458
Stock compensation	552	76
Tax credits	806	289
Section 195 start up cost	5,558	1,288
Other	1	—
Gross deferred tax assets	$29,839	$8,563
Less valuation allowance	(26,918)	(6,212)
Net deferred tax assets	$2,921	$2,351
Deferred tax liabilities:
Fixed assets	$(99)	$(22)
Right of use assets	$(2,822)	$(2,329)
Gross deferred tax liability	$(2,921)	$(2,351)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based upon the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2019 and December 31, 2018. The change in the valuation allowance was $20.7 million from December 31, 2018 to December 31, 2019

As of December 31, 2019 and 2018, the Company’s federal net operating loss carryforwards were approximately $57.3 million and $12.8 million, respectively. The Company had federal research and development credit carryforwards as of December 31, 2019 and December 31, 2018 of approximately $0.8 million and $0.3 million, respectively. The federal net operating loss incurred prior to January 1, 2018 and tax credit carryforwards will begin to expire in 2037 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. The Company has not completed a formal research credit and development analysis, therefore when this analysis is finalized, the Company plans to update its research and development credit carryforward. As of December 31, 2019, and December 31, 2018, the Company had state net operating loss carryforwards of approximately $115.5 million and $25.5 million, respectively. The state net operating loss carryforwards will begin to expire in 2037, if not utilized.

Future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

In accordance with ASC 740, Income Taxes (“ASC 740”), specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination, and accordingly, no reserves or related accruals for interest and penalties have been recorded as of December 31, 2019 and 2018.

In accordance with this guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.

The Tax Cuts and Jobs Act (“the Act”) was enacted in December 2017. The Act includes a number of changes to then-existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. As a result of the new law, as of December 31, 2017, the Company remeasured its deferred tax assets based on the rates at which they are expected to reverse in the future, resulting in a reduction in the deferred tax asset balance of $0.2 million, which was offset by a reduction in the valuation allowance by a corresponding amount.

The Company is subject to taxation in the United States federal and state jurisdictions. The Company’s federal income tax and state income tax returns are subject to examination by tax authorities. The Company is currently under examination by the New York City Department of Finance for tax years 2017 and 2018 and by the New York State Department of Taxation and Finance regarding its 2018 R&D biotechnology tax credit request. No related reserve has been recorded for this position.

13. RELATED PARTY TRANSACTIONS

Since the Company’s inception in July 2017, the Company has engaged in transactions with related parties including OrbiMed, the Company’s largest shareholder, and REGENXBIO.

In August 2017, OrbiMed purchased the initial Common Stock of the entity. In August 2017, the Company entered into a Series Seed Preferred Stock Purchase Agreement with OrbiMed.

In August 2017, the Company entered into a Patent License Agreement and Stock Purchase Agreement with REGENXBIO Inc. See Note 3.

During the year ended December 31, 2019, the Company exercised all of the options under the REGENXBIO Option Gene License and paid the additional up-front fee of $0.6 million per option, or an aggregate of $1.8 million, to REGENXBIO which was recorded as research and development expense. In addition, in accordance with the REGENXBIO GBA1 License, the Company paid an annual maintenance fee of approximately $0.1 million, which was also recorded as research and development expense and incurred expenses of approximately $0.2 million in board member fees during the year ended December 31, 2019 which was recorded as general and administrative expense.

Aggregate payments to related parties for the years ended December 31, 2019 and December 31, 2018 totaled $2.2 million and $0.7 million, respectively, which was primarily recorded as research and development expense.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

14. NET LOSS PER SHARE

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Years ended December 31,
	2019	2018
Redeemable convertible preferred stock (as converted)	—	15,477,085
Common stock options issued and outstanding	5,681,422	4,017,739
Restricted stock subject to future vesting	978,759	1,566,001
Total	6,660,181	21,060,825

Neither the Company’s redeemable convertible preferred stock nor restricted stock subject to future vesting participates in losses.

	Years ended December 31,
	2019	2018
	(in thousands, except share data)
Net loss	$(63,188)	$(19,087)
Weighted-average number of shares-basic and diluted	28,494,950	5,145,469
Net loss per share—basic and diluted	(2.22)	(3.71)

15. COMMITMENTS AND CONTINGENCIES

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

The Company does not have accruals established for any litigation liabilities as of December 31, 2019 and December 31, 2018.

In June 2019, the Company received a letter on behalf of Alector, a biopharmaceutical company employing antibodies for the treatment of neurodegeneration, stating concerns regarding whether confidential information of Alector was used in connection with work on behalf of the Company and patents and patent applications filed on behalf of the Company, as well as alleging that Alector has certain rights to the Company’s patents and patent applications. The Company believes these allegations of wrongdoing and Alector’s claims of rights to any of the Company’s intellectual property are without basis or merit, as the Company’s gene therapy programs and underlying patents and patent applications were based on work done by Dr. Abeliovich derived from publicly available information or from work outside of and wholly separate from any matters on which he consulted for Alector or information he received while consulting for Alector. Dr. Abeliovich intends to vigorously defend any claim or lawsuit making allegations relating to these matters, however, there can be no assurance regarding any resolution or the outcome of these matters. If the Company becomes party to any demand, claim or allegations related to these matters, the Company also intends to vigorously defend any such proceedings. The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company is unable to estimate the probability and amount of potential loss as of December 31, 2019 and has not recorded an accrual.

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones, or royalties on future sales of specified products. No material milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 3 for further details of these agreements.

Prevail Therapeutics Inc.

Notes to Financial Statements — Continued

16. EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. The Company has the ability to make matching and discretionary contributions to the 401(k) plan. In 2019, the Company contributed 100% of the first 6% of contributions.

Total employer matching contributions to the Company’s 401(k) Plan for the years ended December 31, 2019 and December 31, 2018 were $0.3 million and $0.1 million, respectively.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38939	3.1	June 25, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38939	3.2	June 25, 2019

4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1	333-231754	4.1	May 24, 2019

4.2	Amended and Restated Investors’ Rights Agreement, dated March 19, 2019, by and among the Registrant and the investors party thereto.	S-1	333-231754	4.2	May 24, 2019

4.3*	Description of Registrant's Securities

10.1	License Agreement, dated August 7, 2017, between the Registrant and REGENXBIO Inc., as amended.	S-1	333-231754	10.1	May 24, 2019

10.2	License Agreement, dated May 10, 2018, between the Registrant and REGENXBIO Inc.	S-1	333-231754	10.2	May 24, 2019

10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-231754	10.3	May 24, 2019

10.4+	2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-231754	10.4	June 10, 2019

10.5+	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-231754	10.5	May 24, 2019

10.6+	Form of Amended and Restated Employment Agreement between Registrant and Asa Abeliovich, M.D., Ph.D.	S-1	333-231754	10.6	June 10, 2019

10.7+	Form of Amended and Restated Employment Agreement between Registrant and Jeffrey Sevigny, M.D.	S-1	333-231754	10.7	June 10, 2019

10.8+*	Form of Amended and Restated Employment Agreement between Registrant and Yong Dai, Ph.D.

10.9	Lease Agreement, dated September 29, 2017, between ARE-East River Science Park, LLC and the Registrant, as amended.	S-1	333-231754	10.9	May 24, 2019

10.10+*	Amended and Restated Non-Employee Director Compensation Policy.

10.11+	2019 Employee Stock Purchase Plan.	S-1	333-231754	10.11	June 10, 2019

23.1*	Consent of Ernst & Young LLP, independent public accounting firm.

24.1*	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
++

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prevail Therapeutics Inc.

Date: March 26, 2020	By:	/s/ Asa Abeliovich, M.D., Ph.D.
Asa Abeliovich, M.D., Ph.D.
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Asa Abeliovich, M.D., Ph.D. and Brett Kaplan, M.D., and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Asa Abeliovich, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2020
Asa Abeliovich, M.D., Ph.D.

/s/ Brett Kaplan, M.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2020
Brett Kaplan, M.D.

/s/ Timothy Adams	Director	March 26, 2020
Timothy Adams

/s/ Carl Gordon, Ph.D., C.F.A.	Director	March 26, 2020
Carl Gordon, Ph.D., CFA.

/s/ Francois Nader, M.D.	Director	March 26, 2020
Francois Nader, M.D.

/s/ Ran Nussbaum	Director	March 26, 2020
Ran Nussbaum

/s/ Morgan Sheng, M.B.B.S., Ph.D.	Director	March 26, 2020
Morgan Sheng, M.B.B.S., Ph.D., FRS

/s/ Peter Thompson, M.D.	Director	March 26, 2020
Peter Thompson, M.D.