Form 10-Q
period 2020-03-31
Prevail Therapeutics Inc.
filed 2020-05-14
CIK 1714798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 34,201,746 shares of common stock, par value $0.0001 per share, outstanding.

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

•	our expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
•	our ability to identify, recruit and retain key personnel;
•	the potential effects of the current COVID-19 pandemic on our business, operations and clinical development timelines and plans;
•	regulatory development in the United States and foreign countries; and
•	our expectations regarding the uses of the net proceeds from our initial public offering, or IPO; and
•	the sufficiency our existing cash and cash equivalents to fund our operations.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently, uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Prevail Therapeutics Inc.

Balance Sheets

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,580	$168,051
Prepaid expenses and other current assets	4,909	6,410
Total current assets	154,489	174,461
Property and equipment, net	2,725	2,549
Operating lease right-of-use assets	9,682	10,001
Other long-term assets	1,817	—
Restricted cash	91	91
TOTAL ASSETS	$168,804	$187,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,943	$5,162
Accrued expenses and other current liabilities	5,452	5,330
Operating lease liabilities	1,395	1,341
Total current liabilities	10,790	11,833
Long-term operating lease liabilities	9,553	9,927
TOTAL LIABILITIES	20,343	21,760
COMMITMENTS AND CONTINGENCIES (Note 12) STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; no shares issued as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively, 34,196,456 and 34,138,750 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	251,135	249,441
Accumulated deficit	(102,677)	(84,102)
Total stockholders’ equity	148,461	165,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,804	$187,102

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating Expenses:
Research and development	$11,417	$8,411
General and administrative	7,862	1,885
Operating loss	(19,279)	(10,296)
Other income	210	—
Interest income	494	351
Total other income	704	351
Net loss	$(18,575)	$(9,945)
Net loss per share
Basic and Diluted	$(0.56)	$(1.73)
Weighted average shares outstanding:
Basic and Diluted	33,267,342	5,740,874

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands except share data)

	Series Seed		Series A		Series B						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
For the three months ended March 31, 2020
Balance at December 31, 2019	—	$—	—	$—	—	$—	34,138,750	$3	$249,441	$(84,102)	$165,342
Stock-based compensation	—	—	—	—	—	—	—	—	1,632	—	1,632
Exercise of stock options	—	—	—	—	—	—	57,706	—	62	—	62
Net loss	—	—	—	—	—	—	—	—	—	(18,575)	(18,575)
Balance at March 31, 2020	—	$—	—	$—	—	$—	34,196,456	$3	$251,135	$(102,677)	$148,461

For the three months ended March 31, 2019
Balance at December 31, 2018	6,480,000	$3,524	8,997,085	$76,186	—	$—	7,209,000	$1	$2,496	$(20,914)	$(18,417)
Issuance of Series B Preferred Stock, net of issuance costs of $166	—	—	—	—	3,958,046	49,834	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	612	—	612
Net loss	—	—	—	—	—	—	—	—	—	(9,945)	(9,945)
Balance at March 31, 2019	6,480,000	$3,524	8,997,085	$76,186	3,958,046	$49,834	7,209,000	$1	$3,108	$(30,859)	$(27,750)

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(18,575)	$(9,945)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	111	37
Stock-based compensation	1,632	612
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,501	(3,820)
Other long-term assets	(1,817)	—
Operating lease right-of-use asset	319	317
Accounts payable	(1,219)	712
Accrued expenses and other current liabilities	122	(68)
Operating lease liabilities	(320)	(170)
Net cash used in operating activities	(18,246)	(12,325)
Cash flows from investing activities
Purchases of property and equipment	(287)	(256)
Net cash used in investing activities	(287)	(256)
Cash flows from financing activities
Payment of issuance costs for preferred stock	—	(166)
Proceeds from exercise of stock options	62	—
Proceeds from issuance of Series B Preferred Stock	—	50,000
Net cash provided by financing activities	62	49,834
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,471)	37,253
Cash, cash equivalents, and restricted cash at beginning of period	168,142	63,106
Cash, cash equivalents, and restricted cash at end of period	$149,671	$100,359
Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs	$—	$1,337

	As of March 31,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets:
Cash and cash equivalents	$149,580	$100,268
Restricted Cash	91	91
Total cash, cash equivalents and restricted cash	149,671	100,359

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Notes to the Financial Statements (Unaudited)

1. NATURE OF THE BUSINESS

Prevail Therapeutics Inc., or the Company, was incorporated in the State of Delaware on July 6, 2017. The Company is a clinical-stage gene therapy company engaged in the research and development of novel gene therapies for patients with neurodegenerative diseases. Since beginning operations, the Company has devoted substantially all its efforts to research and development, recruiting management and technical staff, administration, and raising capital. The Company’s lead clinical-stage program is PR001 for the treatment of Parkinson’s disease with GBA1 mutation, or PD-GBA, and neuronopathic (Type 2 or Type 3) Gaucher disease, or nGD. A second clinical-stage program is PR006 for the treatment of frontotemporal dementia with GRN mutation, or FTD-GRN.  In addition, the Company is focused on developing a broad pipeline of gene therapies for a range of neurodegenerative diseases, including PR004 for the treatment of synucleinopathies, and other programs.

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

Liquidity and Capital Resources- Since its inception, the Company has incurred operating losses and has consistently used cash in operations. The Company has not recognized any revenue to date, devoting its efforts and capital resources to research and development of its product candidates. The Company’s activities have been primarily funded by the sale of shares of convertible preferred stock and common stock (see Note 7). The Company manages its capital resources to ensure the Company will continue as a going concern while maximizing the return to stockholders through the optimization of the debt and equity balances.

The Company’s cash and cash equivalents as of March 31, 2020 and December 31, 2019 were $149.6 million and $168.1 million respectively. In March 2019, the Company raised an aggregate of $49.8 million of net proceeds from its Series B Preferred Stock financing. In June 2019, the Company completed its IPO whereby the Company sold an aggregate of 7,353,000 shares of its common stock for aggregate net proceeds of approximately $113.0 million. Based on the Company’s cash and cash equivalents balance as of March 31, 2020, the Company estimates that its cash and cash equivalents balance will be sufficient to enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these financial statements. This estimate is based on assumptions that may prove to be incorrect, and the Company could use its available capital resources sooner than currently expected. Changing circumstances could cause the Company to consume capital resources sooner than currently anticipated, and the Company may need to spend more than currently planned due to circumstances beyond its control.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These unaudited interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic is expected to result in a slowdown of economic activity that is likely to interrupt business operations across the globe. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the financial statements as soon as they become known.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Significant estimates in the financial statements include, but are not limited to stock-based compensation, operating lease right-of-use assets and liabilities, the recoverability of the Company’s net deferred tax assets and related valuation allowance, and accrued liabilities related to expenses incurred for research and development from external vendors. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. The Company tracks the progress of its various research and development studies and manufacturing projects to ensure related prepaid expenses and accrued expenses are in line with progress of each. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ materially from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash—The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial paper with maturities of three months or less when acquired. The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy, as described below. The Company had cash and cash equivalents of $149.6 million as of March 31, 2020. Restricted cash represents cash on deposit with a financial institution as collateral in support of a letter of credit outstanding in favor of the Company’s landlord for office space. The restricted cash balance has been excluded from the cash balance and is classified as non-current restricted cash on the balance sheets as the lease expires after March 31, 2021.

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

Other Long-Term Assets – At March 31, 2020 the Company had other long-term assets that primarily consisted of advanced payments made to the contract research organization responsible for conducting the Company’s PROPEL and PROCLAIM clinical trials.

Comprehensive Loss—The Company did not have items of other comprehensive loss for the three months ended March 31, 2020 and 2019, and therefore does not present a statement of comprehensive loss. The Company’s comprehensive loss equals its net loss.

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

The following table summarizes assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (and does not include cash of $0.2 million and $0.2 million):

	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2020		(in thousands)
Cash and cash equivalents:
Money Market Funds	$149,390	$—	$—
Restricted cash:
Money Market Funds	$91	$—	$—
Total	$149,481	$—	$—

	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2019		(in thousands)
Cash and cash equivalents:
Money Market Funds	$167,805	$—	$—
Restricted cash:
Money Market Funds	$91	$—	$—
Total	$167,896	$—	$—

There have been no changes to the valuation methods utilized by the Company, nor were there transfers between Level 1, Level 2 and Level 3 investments during the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019 there were no financial instruments classified as Level 3 investments.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security (CARES) Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations.  While the Company continues to examine the impacts the CARES Act may have on its business, it does not expect it will have a material impact to its financial statements.

Net Loss per Common Share—Basic net loss per Share is computed using the “two-class” method which includes the weighted average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). The Company’s convertible preferred stock are participating securities as defined by ASC 260-10, Earnings per Share. During the periods where the Company incurs net losses, the Company allocates no loss to participating securities because these securities have no contractual obligation to share in the losses of the Company. Under the two-class method, basic net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional shares for the potential dilutive effects of convertible debt, convertible preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method, or the two-class method, whichever is more dilutive. The Company allocates net earnings on a pari passu (equal) basis to both common and preferred stockholders. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. For all periods presented, basic and diluted net loss per share are the same, as any additional share equivalents would be anti-dilutive (Note 11).

Segment Reporting—Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Operating Decision Maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Recently Issued Accounting Pronouncements (Adopted)— In August 2018, the FASB issued ASC 2018-13 Fair Value Measurement – Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company has adopted this guidance effective January 1, 2020. The adoption of the guidance did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40), or ASU 2018-15. ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019. The Company has adopted this guidance effective January 1, 2020. The adoption of the guidance did not have a material impact on the Company’s financial statements.

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

Under the terms of the REGENXBIO Option Genes License, the Company is required to pay REGENXBIO: (1) an annual maintenance fee; (2) mid- to high-single digit royalty percentages on net sales of the licensed product, subject to reduction in specified circumstances; and (3) mid-teen to low-twenties royalty percentages of any sublicense fees the Company receives from sublicensees for the licensed intellectual property rights. If a licensed product includes the GBA1 gene and otherwise would be subject to royalties under the REGENXBIO GBA1 License, then royalties for that licensed product will only be due under the REGENXBIO Option Genes License.

The REGENXBIO Option Genes License will expire on a country-by-country, licensed product-by-licensed product basis upon the later of (1) the expiration, lapse, abandonment or invalidation of the last valid claim of the licensed intellectual property and (2) seven years from the first commercial sale of each licensed product.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The fair value of cash equivalents, which consisted of money-market funds, were determined using Level 1 inputs reflecting quoted prices in active markets. The carrying amount of accounts payable and accrued expenses as reported on the balance sheets as of March 31, 2020 and December 31, 2019, approximates fair value, due to the short-term duration of these instruments.

As of March 31, 2020 and December 31, 2019 there were no financial instruments classified as Level 3 investments. Further, during the three months ended March 31, 2020 and 2019 there were no transfers between Level 1, Level 2, and Level 3.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following, as of:

	March 31, 2020	December 31, 2019
	(in thousands)
Laboratory Equipment	$2,017	$1,730
Leasehold Improvements	887	887
Computer Equipment	36	36
Furniture and Fixtures	218	218
Gross property and equipment	3,158	2,871
Less: Accumulated depreciation	(433)	(322)
Property and equipment, net	$2,725	$2,549

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued compensation	$1,192	$2,577
Accrued research and development expense	2,629	1,595
Accrued professional fees	1,382	634
Other	249	524
Total accrued expenses and other current liabilities	$5,452	$5,330

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

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

As of March 31, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock authorized and none issued and outstanding.

Reserve for future issuance

The Company has reserved the following number of shares of common stock for future issuance upon the exercise of options or grant of equity awards:

	March 31, 2020	December 31, 2019
Options and restricted stock issued and outstanding	7,981,808	7,051,663
Shares available for future stock option grants	3,281,202	2,762,749
Total	11,263,010	9,814,412

8. LEASES

Lease Agreements—The Company leases office and laboratory space in its New York City location under an operating lease agreement entered in September 2017, with an original term of 49 months. In connection with the lease, the Company paid a security deposit of less than $0.1 million in the form of an unconditional and irrevocable letter of credit, which is secured with cash on deposit classified as restricted cash. The original lease was initially modified in October 2018, which extended the original term of the lease and included space on two additional floors. The Company accounted for the new agreement as a modification of the original agreement and recorded an additional right-of-use asset and corresponding lease liability based on the incremental borrowing rate determined as of the effective date of the modified lease. The additional floors were recognized as additional lease components. One of these lease components provided an incentive allowance to reimburse the Company for the cost of qualified leasehold improvement. During the year ended December 31, 2019, the Company incurred qualified costs of $0.4 million which will be recognized over the remaining lease term.  The Company was reimbursed for these qualified costs in February 2020.

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

The components of the lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$569	$459
Variable lease cost	167	139
Total lease cost	$736	$598
Weighted-average remaining lease term	5.58 years	5.92 years
Weighted-average discount rate	9.50%	9.00%

Cash paid for amounts included in the measurement of the lease liabilities, net of qualified costs, were $0.6 million for the three months ended March 31, 2020. Cash paid for amounts included in the measurement of the lease liabilities were $0.3 million for the three months ended March 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, the maturities of the Company’s remaining operating lease liabilities were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
2020	$1,729	$2,299
2021	2,379	2,379
2022	2,463	2,463
2023	2,549	2,549
2024	2,638	2,638
Thereafter	2,263	2,263
Present value adjustment	(3,073)	(3,322)
Present value of lease payments	$10,948	$11,269

9. STOCK-BASED COMPENSATION

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

In June 2019, the Company adopted the Prevail Therapeutics Inc. 2019 Equity Incentive Plan or the 2019 Plan, which superseded the 2017 Equity Incentive Plan, under which the Company may grant incentive stock options, nonqualified stock options, SARs, restricted stock, unrestricted stock, restricted stock awards, performance awards or other awards that are convertible into or based on Company stock. The aggregate number of shares that may be issued pursuant to stock awards under the 2019 Plan was 3,281,202 as of March 31, 2020. In addition, the number of shares reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, having begun on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors.

In June 2019 the Company adopted the 2019 Employee Stock Purchase Plan or the 2019 ESPP, under which the Company may permit employees to purchase shares of common stock. The maximum number of shares that may be issued under the 2019 ESPP was 671,387 shares as of March 31, 2020. In addition, the number of shares reserved for issuance under the 2019 ESPP will automatically increase on January 1 of each year, having begun on January 1, 2020 and continuing through and including January 1, 2027, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (2) 1,500,000 shares or (3) such lesser number of shares as determined by the Company’s Board of Directors. No purchases were made pursuant to this plan as of March 31, 2020.

The exercise price for a stock option awarded under the 2019 Plan shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2019 Plan vest 25% after the first year and monthly thereafter over the following three years and expire ten years from the date of grant.

Stock Options

The following tables summarize stock option activity under the 2017 Plan and the 2019 Plan:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands except share data)
Outstanding, December 31, 2019	5,681,422	$3.60	8.6	$69,219
Granted	911,500	16.81
Exercised	(57,706)	1.07
Cancelled/Forfeited	(70,460)	2.82
Outstanding, March 31, 2020	6,464,756	$5.52	8.6	$47,388
Exercisable, March 31, 2020	1,817,288	0.87	8.1	20,570
Vested and expected to vest, March 31, 2020	6,464,756	5.52	8.6	47,388

As of December 31, 2019, the total unrecognized compensation expense related to unvested employee and non-employee options was $14.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.9 years. As of March 31, 2020, the total unrecognized compensation expense related to unvested employee and non-employee options was $24.2 million, which the Company expects to recognize over an estimated weighted-average period of 3.1 years.

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

	Three Months Ended March 31,
	2020	2019
Weighted average grant date fair value of common stock	$12.15	$1.94
Expected term	6.1	6.0
Risk-free interest rate	1.4%	2.5%
Expected volatility	85.9%	78.5%
Dividend rate	-	-

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

Restricted Stock

As of March 31, 2020, and December 31, 2019, 2,349,000 shares of common stock are subject to a repurchase right by the Company.

Non-vested Restricted Stock Award (RSA) Outstanding

The following table presents a summary of the Company’s non-vested restricted stock award activity under all plans and related information for the three months ended March 31, 2020:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock awards outstanding as of December 31, 2019	978,759	$0.18
Restricted stock awards vested	(146,811)	0.18
Non-vested restricted stock awards outstanding as of March 31, 2020	831,948	0.18

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Aggregate grant date fair value of restricted stock awards vested	$25,362	$25,367

Restricted stock awards are generally granted at the fair market value of the Company’s common stock on the date of grant and vest 25% after the first year and monthly thereafter over the following three years. Forfeitures are based on actual forfeitures in the given period.

There were $0.1 million of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s equity incentive plans as of March 31, 2020. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Total stock-based compensation expense is recognized for restricted stock and stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands except share data)
Research and development	$823	$512
General and administrative	809	100
Total stock-based compensation expense	$1,632	$612

Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO, 19,435,131 shares of outstanding convertible preferred stock converted into 19,435,131 shares of common stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation, which became effective upon the completion of the IPO, authorizes 10,000,000 shares of preferred stock, of which no shares were issued or outstanding as of March 31, 2020.

10. RELATED PARTY TRANSACTIONS

Since the Company’s inception in July 2017, the Company has engaged in transactions with related parties, which included OrbiMed Private Investments VI, LP, principal owners of the Company and REGENXBIO.

In August 2017, OrbiMed Private Investments VI, LP purchased the initial Common Stock of the entity. In August 2017, the Company also entered into a Series Seed Preferred Stock Purchase Agreement with OrbiMed.

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

The Company incurred expenses of approximately $0.1 million and less than $0.1 million, during the three months ended March 31, 2020 and 2019 respectively, which were recorded as general and administrative expense. No payments were made to related parties for the three months ended March 31, 2020 and 2019, respectively.

11. NET LOSS PER SHARE

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	March 31,
	2020	2019
Redeemable convertible preferred stock (as converted)	—	19,435,131
Common stock options issued and outstanding	6,464,756	4,376,161
Restricted stock subject to future vesting	831,948	1,419,191
Total	7,296,704	25,230,483

Neither the Company’s redeemable convertible preferred stock nor restricted stock subject to future vesting participates in losses.

	Three Months Ended March 31,
	2020	2019
	(in thousands except share data)
Net loss	$(18,575)	$(9,945)
Weighted-average number of shares-basic and diluted	33,267,342	5,740,874
Net loss per share—basic and diluted	(0.56)	(1.73)

12. COMMITMENTS AND CONTINGENCIES

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

The Company did not have accruals established for any litigation liabilities as of March 31, 2020 and December 31, 2019.

In June 2019, the Company received a letter on behalf of Alector, a biopharmaceutical company employing antibodies for the treatment of neurodegeneration, stating concerns regarding whether confidential information of Alector was used in connection with work on behalf of the company and patents and patent applications filed on behalf of the Company, as well as alleging that Alector has certain rights to the Company’s patents and patent applications. Following the Company’s response to Alector’s claims, Alector served Dr. Abeliovich with a demand for arbitration in which it made similar allegations to those stated in its letter to the Company. In the demand, Alector is seeking relief from Dr. Abeliovich in the form of monetary damages, equitable relief in the form of an injunction against Dr. Abeliovich’s activities that may involve Alector’s confidential information and an assignment to Alector of rights to certain of the Company’s patents and patent applications. The Company believes the demand for arbitration, these allegations of wrongdoing and Alector’s claims of rights to any of the Company’s intellectual property and requested forms of relief are without basis or merit, as the Company’s gene therapy programs and underlying patents and patent applications were based on work done by Dr. Abeliovich derived from publicly available information or from work outside of and wholly separate from any matters on which he consulted for Alector or information he received while consulting for Alector. Dr. Abeliovich and his legal team are vigorously defending the claims brought in the arbitration. If the Company becomes party to any demand, claim or allegations related to these matters, the Company also intends to vigorously defend any such proceedings. However, there can be no assurance regarding any resolution or the outcome of these matters. The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company does not deem a potential loss probable or estimable as of March 31, 2020 and has not recorded an accrual.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our subsequent filings with the SEC. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage gene therapy company leveraging breakthroughs in human genetics with the goal of developing and commercializing disease-modifying AAV-based gene therapies for patients with devastating neurodegenerative diseases. We are applying a precision medicine approach to neurodegeneration by studying our gene therapies in genetically defined patient populations. We believe this will increase the probability of creating disease-modifying therapies that improve patients’ lives. Our lead clinical-stage programs are PR001 for the treatment of PD-GBA and nGD, and PR006 for the treatment of FTD-GRN. We are also focused on developing a broad pipeline of gene therapies for a range of neurodegenerative diseases, including PR004 for the treatment of synucleinopathies, and other programs.

We have initiated dosing in the PROPEL trial, our Phase 1/2 clinical trial of PR001 for the treatment of PD-GBA patients.  We currently intend to report interim data on a subset of patients from this trial in the second half of 2020. In December 2019, we announced that our Investigational New Drug application, or IND, for PR001 for the treatment of nGD is now active. We currently intend to initiate two Phase 1/2 clinical trials of PR001 for the treatment of nGD patients in 2020, the PROVIDE trial for patients with Type 2 Gaucher disease and the PROGRESS trial for patients with Type 3 Gaucher disease. Our Phase 1/2 clinical trials in the PD-GBA and nGD patient populations will investigate the safety and tolerability of PR001 and will also measure key biomarkers and exploratory efficacy endpoints. The FDA has granted PR001 Orphan Drug designation for the treatment of Gaucher disease and Rare Pediatric Disease Designation for the treatment of nGD. In addition, the FDA has granted Fast Track designation for PR001 for the treatment of PD-GBA. In our comprehensive preclinical program in both mouse models and non-human primates, PR001 was observed to be well tolerated and demonstrated robust and widespread biodistribution. Additionally, in mouse models, we observed significant increases in enzyme activity, reductions in lipid accumulation and improvements in motor function.

In March 2020, we announced that our IND for PR006 for the treatment of FTD-GRN is now active. Study startup activities are ongoing for the PROCLAIM trial, our Phase 1/2 clinical trial of PR006 for the treatment of FTD-GRN patients. We anticipate that this trial will enroll up to 15 patients and initiate in mid-2020. The FDA has granted Fast Track designation for PR006 for the treatment of FTD-GRN and Orphan Drug designation for PR006 for the treatment of FTD. In our comprehensive preclinical program in in vitro models, mouse models and non-human primates, PR006 was observed to be well tolerated and demonstrated robust and widespread biodistribution. Additionally, in mouse models, PR006 increased expression of progranulin protein in the brain and CSF, reduced indicators of lysosomal dysfunction in the brain, and suppressed expression of markers of inflammation in the brain.

In 2019, we announced our strategic collaboration with Lonza, with whom we have been working since 2018, with an initial focus on process development and good manufacturing practices, or GMP manufacturing of our two lead programs, PR001 and PR006. Under this collaboration, focused on the baculovirus/Sf9 production system for gene therapies, we and Lonza work together closely on process development and scaling up production of PR001 and PR006, and Lonza will manufacture PR001 and PR006 for late-stage clinical and commercial supply at its gene therapy center of excellence in Houston, Texas. The collaboration also has the potential to extend to Prevail’s future pipeline of AAV-based gene therapy programs. In collaboration with Lonza, we have developed and scaled up a process that demonstrates promising yield and potency, and our GMP manufacturing preparations are underway. We have also initiated studies and assessments to evaluate comparability between the material produced in the baculovirus/Sf9 production system and the material produced in the HEK293 production system.

The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel.  For example, in response to the COVID-19 pandemic, patient screening and enrollment at currently active trial sites for the PROPEL trial has been temporarily suspended. We still intend to report interim data on a subset of patients from the PROPEL trial in the second half of 2020, however, this may be impacted if there is a prolonged suspension of enrollment. Other closures or delays due to COVID-19, including those that have not yet happened or been reported, could also impact any of our anticipated clinical development timelines.

To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, partners and other third-parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Since our inception, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing the rights to AAV9 in particular fields, developing and progressing our gene therapy product candidates through preclinical studies, establishing our manufacturing supplier base and preparing for the initiation of our clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales as of March 31, 2020. On June 24, 2019, we completed our IPO whereby we sold an aggregate of 7,353,000 shares of our common stock at a price of $17.00 per share. The aggregate net proceeds received by us from the offering were approximately $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $12.0 million. Prior to our IPO, we have funded our operations primarily through equity and convertible debt financings and have raised an aggregate of approximately $129.0 million of gross proceeds through these offerings.

We have incurred significant operating losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $18.6 million and $9.9 million for the three months ended March 31, 2020 and 2019, respectively. We expect our expenses and losses to increase as we continue to advance our product candidates from discovery and research, through preclinical development, into human clinical trials and seek regulatory approval of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, director and officer liability insurance, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $149.6 and $168.1 million, respectively.

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

In April 2019, we exercised all three options, including for AAV9 delivering the genes encoding for progranulin and a-Synuclein, and paid the additional up-front fee of $0.6 million per option, or an aggregate of $1.8 million, to REGENXBIO.

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

Financial Operations Overview

Research and Development Expenses

Since inception, research and development expenses are primarily comprised of costs incurred for the manufacture of clinical supply and process development initiatives, costs incurred in preparation for and conduct of clinical trials, activities related to regulatory filings for our product candidates and preclinical and discovery work on our gene therapy product candidates. Research and development expenses are recognized as incurred. Payments made prior to the receipt of goods or services rendered are capitalized and recognized as expense as the goods are delivered or services are performed. Research and development expenses include or could include:

•	Employee and related expenses, including salaries, bonuses, benefits, stock-based compensation, other related costs for those employees involved in research and development functions;
•

external research and development expenses incurred under agreements with CROs, investigative sites, consultants and vendors engaged to conduct our clinical and preclinical studies or provide the research and development services;

•	costs related to manufacturing material for our preclinical studies, clinical trials, and manufacturing process development efforts, including fees paid to CDMOs;
•	laboratory supplies, minor equipment and research materials;
•	payments made under existing or for third-party license agreements;
•	costs associated with compliance with regulatory requirements; and
•	facilities expenses, which includes direct and allocated cost for fixed and variable lease expense, depreciation and amortization of equipment and leasehold improvements, and other operating costs.

We expect our research and development expenses to increase as we continue to advance our clinical stage product candidates and manufacturing processes and secure clinical and preclinical supply, as well as conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of the initiation, the duration or the cost to complete current or future clinical trials and preclinical studies of our product candidates and pipeline programs due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and the level of funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials and preclinical studies, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we initiate and advance our clinical trials. Our future expenses may vary significantly each period based on factors such as:

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

General and Administrative Expenses

General and administrative expenses are comprised of employee and related expenses, third-party service provider costs, such as legal, investor relations, audit, finance and accounting, market research and insurance. Employee costs include salaries, bonuses, benefits, stock-based compensation, and other related costs, for those employees in general and administrative functions.

We expect our general and administrative expenses will be higher in 2020 as compared to 2019 as we incur additional costs related to the build out of our internal general and administrative functions to support our operations, incur costs associated with operating as a public company for the full year, and incur additional legal costs associated with the ongoing arbitration matter.

Other Income

In 2020, we received a New York City Biotechnology Tax Credit. Tax credits are recorded when funds are received and are included in other income on the statement of operations.

Interest Income

We have institutional money market accounts that pay interest on a monthly basis.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Operating Expenses:
Research and development	$11,417	$8,411	$3,006
General and administrative	7,862	1,885	5,977
Total operating expenses	19,279	10,296	8,983
Operating loss	(19,279)	(10,296)	(8,983)
Other income	210	—	210
Interest income	494	351	143
Net loss	$(18,575)	$(9,945)	$(8,630)

Research and Development Expenses

Research and development expenses increased by $3.0 million to $11.4 million for the three months ended March 31, 2020 as compared to $8.4 million for the same period in 2019. The increase was primarily due to an increase of $2.0 million in direct costs for our clinical trials, PROPEL, PROGRESS and PROCLAIM, partially offset by a decrease of $0.8 million in direct manufacturing and process development cost due to timing of production of clinical and preclinical supply.  Further, research and development expenses increased in comparison to the same period in 2019 by $1.4 million in employee-related cost, including a $0.4 million increase for stock-based compensation, due to an increase in research and development employees required to execute on our expanded clinical stage product candidates and preclinical pipeline, and an increase of $0.7 million in facility and lab operating costs offset by $0.3 million decrease in license fees.

General and Administrative Expenses

General and administrative expenses increased by $6.0 million to $7.9 million for the three months ended March 31, 2020 as compared to $1.9 million for the same period in 2019. The increase was primarily due to a $4.0 million increase in legal fees, primarily related to costs associated with the ongoing arbitration matter, patent costs and costs to operate as a public company, a $1.3 million increase in employee-related costs, inclusive of a $0.7 million increase in stock-based compensation expense, as a result of hiring to support our expanding operations, public company requirements and classification of certain employees to general and administrative commensurate our IPO in June 2019, and an increase of $0.5 million in director and officer’s insurance as a result of operating as a publicly traded company. The remaining $0.2 million increase was attributed to costs incurred for other professional services.

Other Income

In 2020, we received a New York City Biotechnology Tax Credit. This program allows investors and owners of emerging technology companies focused on biotechnology to claim a refundable tax credit for amounts paid or incurred for certain facilities, operations and employee training in New York City. We recognized $0.2 million of other income during the three months ended March 31, 2020 upon receipt of the funds.

Interest Income

During the three months ended March 31, 2020 and 2019, we generated $0.5 million and $0.4 million in interest income from our cash investment, respectively. While the amount of our cash invested during the three months ended March 31, 2020 was significantly higher than during the three months ended March 31, 2019 as the interest earned during the three months ended March 31, 2020 was negatively impacted by reductions to the federal funds rate.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Our net losses were $18.6 million and $9.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $102.7 million and $84.1 million, respectively. To date, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing AAV9, developing and progressing our gene therapy product candidates through preclinical studies, preparing for the initiating of clinical trials, and establishing our manufacturing process to ensure the continued supply of product. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

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

As of March 31, 2020, we had cash and cash equivalents of $149.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

Cash Flows

Historical Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(18,246)	$(12,325)
Net cash used in investing activities	(287)	(256)
Net cash provided by financing activities	62	49,834
Net increase in cash, cash equivalents and restricted cash	$(18,471)	$37,253

Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $18.2 million as compared to $12.3 million for the same period in 2019. The increase in cash used was primarily the result of increased operating expenses for research and development activities, including services performed by third party vendors and employee-related expenses. In addition, our net loss was $18.6 million, which included non-cash charges of $1.7 million, consisting primarily of $1.6 million of stock-based compensation expense, and $0.1 million of depreciation and amortization expense. The change in our net operating assets was primarily the result of a $0.4 million decrease in prepaid expenses and other long-term assets. In addition, the change in net operating assets also included a $1.1 million decrease in accounts payable and accrued expenses, along with a $0.3 million non-cash decrease in the operating lease right-of-use-asset and a net decrease in operating lease liabilities of $0.3 million.

Comparatively, for the three months ended March 31, 2019, our net loss was $9.9 million, which included non-cash charges of $0.6 million, consisting primarily of $0.6 million of stock-based compensation expense. The change in our net operating assets was primarily the result of a $3.8 million increase in prepaid expenses and other current assets and a $0.7 million increase in accounts payable and accrued expenses, primarily associated with research and development expenses.

Investing Activities

Cash used for investing activities was $0.3 million for the three months ended March 31, 2020 as compared to $0.3 million for the same period in 2019.  Investing activities are inclusive of purchases of property and equipment in connection with our lab space build out.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $0.1 million as compared to $49.8 million for the same period in 2019, resulting from the funds received from the Series B Preferred Stock financing in March 2019, which generated $49.8 million of net proceeds.  No such financing took place during the three months ended March 31, 2020. Proceeds of approximately $0.1 million were received during the three months ended March 31, 2020 as a result of option exercises.

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

Our future capital requirements will depend on many factors, including:

•	the scope and rate of progress of our preclinical and toxicology studies, as well as our ongoing and any future clinical trials;
•	the scope and costs of manufacturing study materials and manufacturing process development, both internally and externally, and related clinical manufacturing activities;
•	the cost, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the results and costs of any litigation or other legal proceedings to which we or our officers or directors may be a party;
•	the timing of any milestone and royalty payments to current and future licensors, if any;
•	the extent to which we acquire or in-license other best-in-class AAV-based viral vectors, product candidates or technologies; and
•	the cost associated with commercializing any product candidates, if and when they receive marketing approval.

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

The following table summarizes the assumptions for the Black-Scholes option-pricing valuation model used to estimate the fair value of stock options granted during the periods presented:

	Three Months Ended March 31,
	2020	2019
Weighted average grant date fair value of common stock	$12.15	$1.94
Expected term	6.1	6.0
Risk-free interest rate	1.4%	2.5%
Expected volatility	85.9%	78.5%
Dividend rate	—	—

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

Interest Rate Risk

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $149.6 million and $168.1 million, respectively. Interest-earning instruments carry a degree of interest rate risk. However, due to the nature of these investments, the primary aim of which is capital preservation and liquidity, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements included elsewhere in this report. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, although we may choose to do so in the future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our net losses were $18.6 million and $9.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $102.7 million. Since our inception, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing AAV9, in particular fields, developing and progressing our gene therapy product candidates through preclinical studies and preparing for and initiating clinical trials, and establishing our manufacturing platform. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene therapies.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2020, our cash and cash equivalents were $149.6 million. We estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least into the first half of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of our ongoing and planned clinical trials for PR001 and PR006;
•	continuing our research programs and our preclinical development of PR001, PR006 and PR004;
•	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
•	the preclinical testing and clinical trials for any product candidates we may develop;
•	the cost of establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;
•	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
•	the effect of competing technological and market developments;
•	the cost of further developing and scaling our potential manufacturing facility and processes;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
•	the extent to which we in-license or acquire other products and technologies; and
•	the timing and success of any commercialization efforts for our product candidates, if approved for commercial sale.

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

We are heavily dependent on the success of our most advanced product candidates, PR001 and PR006, which are still in early development. If we are unable to progress these product candidates to the next phase of clinical testing or receive regulatory approval, or if we are unable to successfully commercialize PR001 or PR006, our business may be harmed.

To date, we have invested a significant portion of our efforts and financial resources in the development of PR001 and PR006. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize these product candidates.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect to invest a meaningful portion of our efforts and expenditures over the next few years in PR001 and PR006, which will require clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates, which may never occur.

Both PR001 and PR006 are still in early clinical development, and we may not be successful in advancing either product candidate through clinical development. We cannot be certain that either PR001 or PR006 will be successful in clinical trials or receive regulatory approval. Even if we receive regulatory approval to market one or both of these product candidates from the FDA, EMA or other regulatory bodies, we cannot be certain that they will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available therapies. We also cannot be certain that third-party payors will adequately reimburse for treatments involving our product candidates. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, EMA and other regulatory authorities. We are not permitted to market either PR001 or PR006 in the United States until it receives approval of a BLA from the FDA, and we cannot market it in the European Union until we receive approval for a Marketing Authorization Application, or MAA, from the EMA, and we would be required to seek comparable regulatory approvals prior to marketing PR001 or PR006 in other countries.

PR001 and PR006 are our most advanced product candidates, and because some of our other product candidates are based on similar technology, if these product candidates show unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be significantly harmed. Further, competitors may be developing products with similar technology and may experience problems with their products that could identify problems that would potentially harm our business.

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

In addition, unfavorable changes in our industry or the global economy, including as a result of the current COVID-19 pandemic, could contribute to some of the events listed above and further impact our ability to progress our clinical trials as planned.

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

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. We may from time to time dose patients with PD-GBA or Gaucher disease with PR001 under our expanded access policy or the compassionate use pathway. In January 2020, we announced that we granted a compassionate use request for the administration of PR001 to a single patient with Type 2 Gaucher disease via a compassionate use pathway, following approval by an international regulatory authority, and that the patient had been dosed. Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and often have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of our product candidates, including PR001, which could cause significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business. Further, we may in the future need to restructure or pause ongoing compassionate use and/or expanded access programs, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

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

•	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•	restrictions due to the current COVID-19 pandemic.

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

From time to time, we may publish interim “top-line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, interim data may be reported from a small set of patients.  For example, we currently intend to report interim data on a subset of patients from our PROPEL trial in the second half of 2020, and this interim data may not be reflective of the final data from the entire set of treated patients in the PROPEL trial. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

There remain judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, effective as of January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In December 2018, CMS published a new rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to litigation regarding the method CMS uses to determine this risk adjustment. However, on April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding.  Additionally, on December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the Texas District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall.  It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 unless additional action is taken by Congress. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Additionally, on May 11, 2018, President Trump previously laid out his administration’s “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Our business, operations and clinical development timelines and plans could be adversely affected by the effects of health epidemics, and, in particular, the recent COVID-19 pandemic.

Our business, operations and clinical development timelines and plans could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs upon whom we rely.

The recent COVID-19 pandemic has significantly impacted markets globally. The President of the United States has declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response and powers under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes.  In addition, in response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease.  Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and operations.  For example, our headquarters and certain of our trial sites are located in New York City, and on March 20, 2020, the Governor of New York announced that all businesses, excluding essential services, must decrease their in-office workforce by 100%. While certain of our laboratory facilities are beginning to resume activities as essential services, we have otherwise implemented a work-from-home policy for all employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.

Moreover, our clinical development timelines and plans could be affected by the COVID-19 pandemic. Site initiation and patient enrollment could be delayed or suspended due to prioritization of hospital resources toward the COVID-19 pandemic. For example, in response to the COVID-19 pandemic, patient screening and enrollment at currently active trial sites for the PROPEL trial has been temporarily suspended. We still intend to report interim data on a subset of patients from the PROPEL trial in the second half of 2020, however, this may be impacted if there is a prolonged suspension of enrollment. In addition, some patients may not be able or willing to comply with clinical trial protocols and the ability to conduct follow up visits with treated patients may be limited if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted.

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

We currently rely on third-party manufacturers for the manufacture of plasmids and viruses used in the production of our product candidates. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the possible breach of the manufacturing agreement by the third party;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•	delays due to limited supply or capacity of production facilities, including as a result of the current COVID-19 pandemic;
•	delays due to failure to meet standards for quality; and
•	reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting.

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

Our third-party service providers are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These third-party service providers may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, the operations of our CROs and other third-party service providers may be constrained or disrupted by the current COVID-19 pandemic. If our third-party service providers do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines or comply with applicable regulatory requirements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

As of March 31, 2020, we had 62 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The ability to manage this growth is made even more difficult by the effects of the work-from-home requirements due to the COVID-19 pandemic. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to advance the clinical development of and commercialize product candidates will be limited.  Further, if members of our management team or other key personnel are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our clinical development or commercialization plans.

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

Our share price is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	timing and results of our preclinical studies and clinical trials or those of our competitors;
•	the success of existing or new competitive therapies, products or technologies;
•	development of new product candidates that may address our markets and make our product candidates less attractive;
•	failure or discontinuation of any of our research or development programs;
•	changes in the level of expenses related to any of our research or development programs;

•	developments related to any existing or future collaborations;
•	the recruitment or departure of key personnel;
•	regulatory or legal developments in the United States and other countries;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	changes in the structure of healthcare payment systems;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	changes in failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of common stock by us, our executive officers, directors or principal stockholders, or others;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	the current COVID-19 pandemic;
•	general economic, industry and market conditions;
•	changes in accounting principles; and
•	the other factors described in this “Risk Factors” section.

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

Our disclosure controls and procedures and internal controls over financial reporting may not prevent or detect all errors or acts of fraud.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, and we are carefully monitoring any impact to our controls and procedures. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.

(a)	Recent Sales of Unregistered Securities

None.

(b)	Use of Proceeds

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

The aggregate net proceeds to us from the public offering were approximately $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $12.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of March 31, 2020, there has been no material change in the planned use of proceeds from our IPO from those disclosed in the IPO Prospectus. We invested the funds received in the IPO in cash and cash equivalents in accordance with our investment policy.

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

Company Name

Date: May 14, 2020	By:	/s/ Asa Abeliovich, M.D., Ph.D.
Asa Abeliovich, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Brett Kaplan, M.D
Brett Kaplan, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)