Form 10-Q
period 2020-06-30
Prevail Therapeutics Inc.
filed 2020-08-11
CIK 1714798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 34,214,851 shares of common stock, par value $0.0001 per share, outstanding.

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

•	our expectations regarding any claims, arbitrations or litigation against us or our employees, including, for example, the arbitration hearings with Alector, Inc.;
•	our expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
•	our ability to identify, recruit and retain key personnel;
•	the effects of the current COVID-19 pandemic on our business, operations and clinical development timelines and plans;
•	regulatory development in the United States and foreign countries; and
•	our expectations regarding the uses of the net proceeds from our initial public offering, or IPO; and
•	the sufficiency our existing cash and cash equivalents to fund our operations.

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

PART I—FINANCIAL INFORMATION

Prevail Therapeutics Inc.

Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,065	$168,051
Investments	6,458	—
Prepaid expenses and other current assets	4,620	6,410
Total current assets	122,143	174,461
Property and equipment, net	2,698	2,549
Investments	13,674	—
Operating lease right-of-use assets	9,355	10,001
Other long-term assets	2,730	—
Restricted cash	91	91
TOTAL ASSETS	$150,691	$187,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,981	$5,162
Accrued expenses and other current liabilities	9,435	5,330
Operating lease liabilities	1,447	1,341
Total current liabilities	12,863	11,833
Long-term operating lease liabilities	9,173	9,927
TOTAL LIABILITIES	22,036	21,760
COMMITMENTS AND CONTINGENCIES (Note 13) STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; no shares issued as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively, 34,214,851 and 34,138,750 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	253,430	249,441
Accumulated deficit	(124,777)	(84,102)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ equity	128,655	165,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,691	$187,102

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Expenses:
Research and development	$12,943	$11,955	$24,360	$20,366
General and administrative	9,208	3,713	17,070	5,598
Operating expenses	(22,151)	(15,668)	(41,430)	(25,964)
Other income	—	—	210	—
Interest income, net	51	565	545	916
Total other income	51	565	755	916
Net loss	$(22,100)	$(15,103)	$(40,675)	$(25,048)
Other comprehensive loss
Net unrealized loss on investments	(1)	—	(1)	—
Total other comprehensive loss	(1)	—	(1)	—
Comprehensive loss	$(22,101)	$(15,103)	$(40,676)	$(25,048)
Net loss per share
Basic and Diluted	$(0.66)	$(0.58)	$(1.22)	$(1.05)
Weighted average shares outstanding:
Basic and Diluted	33,467,346	26,212,356	33,367,344	23,945,198

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands except share data)

	Series Seed		Series A		Series B
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
For the three months ended June 30, 2020
Balance at March 31, 2020	—	$—	—	$—	—	$—	34,196,456	$3	$251,135	$(102,677)	$—	$148,461
Stock-based compensation	—	—	—	—	—	—	—	—	2,249	—	—	2,249
Exercise of stock options	—	—	—	—	—	—	18,395	—	46	—	—	46
Net loss	—	—	—	—	—	—	—	—	—	(22,100)	—	(22,100)
Net unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	—	$—	—	$—	—	$—	34,214,851	$3	$253,430	$(124,777)	$(1)	$128,655

For the three months ended June 30, 2019
Balance at March 31, 2019	6,480,000	$3,524	8,997,085	$76,186	3,958,046	$49,834	7,209,000	$1	$3,108	$(30,859)	$—	$(27,750)
Stock-based compensation	—	—	—	—	—	—	—	—	1,109	—	—	1,109
Conversion of convertible preferred stock into common stock upon the closing of initial public offering	(6,480,000)	(3,524)	(8,997,085)	(76,186)	(3,958,046)	(49,834)	19,435,131	1	129,542	—	—	129,543
Issuance of common stock upon closing of initial public offering, net of issuance costs of $3,016	—	—	—	—	—	—	7,353,000	1	113,235	—	—	113,236
Exercise of stock options	—	—	—	—	—	—	24,063	—	4	—	—	4
Net loss	—	—	—	—	—	—	—	—	—	(15,103)	—	(15,103)
Balance at June 30, 2019	—	$—	—	$—	—	$—	34,021,194	$3	$246,998	$(45,962)	$—	$201,039

For the six months ended June 30, 2020
Balance at December 31, 2019	—	$—	—	$—	—	$—	34,138,750	$3	$249,441	$(84,102)	$—	$165,342
Stock-based compensation	—	—	—	—	—	—	—	—	3,881	—	—	3,881
Exercise of stock options	—	—	—	—	—	—	76,101	—	108	—	—	108
Net loss	—	—	—	—	—	—	—	—	—	(40,675)	—	(40,675)
Net unrealized loss on investments							—	—	—	—	(1)	(1)
Balance at June 30, 2020	—	$—	—	$—	—	$—	34,214,851	$3	$253,430	$(124,777)	$(1)	$128,655

For the six months ended June 30, 2019
Balance at December 31, 2018	6,480,000	$3,524	8,997,085	$76,186	—	$—	7,209,000	$1	$2,496	$(20,914)	$—	$(18,417)
Issuance of Series B Preferred Stock, net of issuance costs of $166	—	—	—	—	3,958,046	49,834	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,721	—	—	1,721
Conversion of convertible preferred stock into common stock upon the closing of initial public offering	(6,480,000)	(3,524)	(8,997,085)	(76,186)	(3,958,046)	(49,834)	19,435,131	1	129,542	—	—	129,543
Issuance of common stock upon closing of initial public offering, net of issuance costs of $3,016	—	—	—	—	—	—	7,353,000	1	113,235	—	—	113,236
Exercise of stock options	—	—	—	—	—	—	24,063	—	4	—	—	4
Net loss	—	—	—	—	—	—	—	—	—	(25,048)	—	(25,048)
Balance at June 30, 2019	—	$—	—	$—	—	$—	34,021,194	$3	$246,998	$(45,962)	$—	$201,039

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(40,675)	$(25,048)
Adjustments to reconcile net loss to net cash used in operating activities
Net amortization of premiums and accretion of discounts on available-for-sale securities	12	—
Depreciation	225	93
Stock-based compensation	3,881	1,721
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,790	(3,690)
Accrued interest on investments	(15)	—
Other long-term assets	(2,689)	—
Operating lease right-of-use asset	646	1,018
Accounts payable	(3,181)	762
Accrued expenses and other current liabilities	4,064	3,078
Operating lease liabilities	(648)	(388)
Net cash used in operating activities	(36,590)	(22,454)
Cash flows from investing activities
Purchases of property and equipment	(374)	(1,538)
Purchases of investments	(20,130)	—
Net cash used in investing activities	(20,504)	(1,538)
Cash flows from financing activities
Proceeds from issuance of Series B preferred stock	—	50,000
Payment of issuance costs for Series B preferred stock	—	(166)
Proceeds from issuance of common stock in initial public offering	—	116,251
Payment of issuance costs for common stock in initial public offering	—	(3,016)
Proceeds from exercise of stock options	108	4
Net cash provided by financing activities	108	163,073
Net (decrease) increase in cash, cash equivalents and restricted cash	(56,986)	139,081
Cash, cash equivalents, and restricted cash at beginning of period	168,142	63,105
Cash, cash equivalents, and restricted cash at end of period	$111,156	$202,186
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock upon the initial public offering	$—	$129,543
Issuance costs associated with public offering included in accrued expenses and other current liabilities	41	—

	As of June 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets:
Cash and cash equivalents	$111,065	$202,095
Restricted cash	91	91
Total cash, cash equivalents and restricted cash	111,156	202,186

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Notes to the Financial Statements

(Unaudited)

1. NATURE OF THE BUSINESS

Prevail Therapeutics Inc., or the Company, was incorporated in the State of Delaware on July 6, 2017. The Company is a clinical-stage gene therapy company leveraging breakthroughs in human genetics with the goal of developing and commercializing disease-modifying AAV-based gene therapies for patients with devastating neurodegenerative diseases. Since beginning operations, the Company has devoted substantially all its efforts to organizing and staffing the Company, raising capital, establishing and protecting the Company’s intellectual property portfolio, in-licensing the rights to AAV9, developing and progressing the Company’s gene therapy product candidates through preclinical studies and initiating clinical trials, and establishing a manufacturing platform. The Company is applying a precision medicine approach to neurodegeneration by studying its gene therapies in genetically defined patient populations. The Company believes this will increase the probability of creating disease-modifying therapies that improve patients’ lives. The Company’s lead clinical-stage programs are PR001 for the treatment of Parkinson’s disease with GBA1 mutations, or PD-GBA, and neuronopathic (Type 2 or Type 3) Gaucher disease, or nGD, and PR006 for the treatment of frontotemporal dementia with GRN mutations, or FTD-GRN. The Company is also focused on developing a broad pipeline of gene therapies for a range of neurodegenerative diseases, including PR004 for the treatment of synucleinopathies, and other programs.

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

Liquidity and Capital Resources- Since its inception, the Company has incurred operating losses and has consistently used cash to fund operations. The Company has not recognized any revenue to date, devoting its efforts and capital resources to research and development of its product candidates. The Company’s activities have been primarily funded by the sale of shares of convertible preferred stock and common stock (see Note 8). The Company manages its capital resources to ensure the Company will continue as a going concern while maximizing the return to stockholders through the optimization of the debt and equity balances.

The Company’s cash and cash equivalents as of June 30, 2020 and December 31, 2019 were $111.1 million and $168.1 million respectively and the Company held investments of $20.1 million as of June 30, 2020 that are available to be sold for cash.  In March 2019, the Company raised an aggregate of $49.8 million of net proceeds from its Series B Preferred Stock financing. In June 2019, the Company completed its IPO whereby the Company sold an aggregate of 7,353,000 shares of its common stock for aggregate net proceeds of approximately $113.0 million. The Company estimates that its cash and cash equivalents and available-for-sale investments balances as of June 30, 2020, will be sufficient to enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these financial statements. This estimate is based on assumptions that may prove to be incorrect, and the Company could use its available capital resources sooner than currently expected. Changing circumstances could cause the Company to consume capital resources sooner than currently anticipated, and the Company may need to spend more than currently planned due to circumstances beyond its control.

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

The COVID-19 pandemic has interrupted business operations across the globe. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the financial statements as soon as they become known.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Significant estimates in the financial statements include, but are not limited to stock-based compensation, operating lease right-of-use assets and liabilities, the recoverability of the Company’s net deferred tax assets and related valuation allowance, and accrued expenses related to expenses incurred for research and development from external vendors. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. The Company tracks the progress of its various research and development studies and manufacturing projects to ensure related prepaid expenses and accrued expenses are in line with progress of each. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ materially from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash—The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial paper with maturities of three months or less when acquired. The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy, as described below. The Company had cash and cash equivalents of $111.1 million as of June 30, 2020. Restricted cash represents cash on deposit with a financial institution as collateral in support of a letter of credit outstanding in favor of the Company’s landlord for office space. The restricted cash balance has been excluded from the cash balance and is classified as non-current restricted cash on the balance sheets as the lease expires after June 30, 2021.

Investments—The Company classifies investments in debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by investment managers and consist of corporate bonds and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. The Company had $20.1 million in total available-for-sale debt securities as of June 30, 2020. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expensed over the life of the instrument.

If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a change to the Company’s statement of operations and comprehensive loss. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs bases, which may be maturity.

Realized gains and losses are included in the statement of operations and comprehensive loss in interest income, net and on a specific-identification basis. There were no realized gains or losses on investments for the three and six months ended June 30, 2020. There were no investments that had been in an unrealized loss position for more than 12 months as of June 30, 2020.

Concentration of Credit Risk—The Company maintains cash deposits in excess of government-provided insurance limits. The Company maintains its cash balances with two accredited financial institutions, and accordingly, such funds are not exposed to significant credit risk.

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

Expenditures for repairs and maintenance of assets are charged to expense as incurred, while major betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in the statements of operations and comprehensive loss.

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

Other Long-Term Assets – At June 30, 2020 the Company had other long-term assets that primarily consisted of advanced payments made to the contract research organization responsible for conducting the Company’s PROPEL, PROVIDE and PROCLAIM clinical trials.

Comprehensive Loss— During the three and six months ended June 30, 2020, the Company recorded unrealized gains and losses associated with its available-for sale debt securities in other comprehensive loss.

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

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (and does not include cash of $0.2 million and $0.2 million, respectively):

	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2020		(in thousands)
Cash and cash equivalents:
Money Market Funds	$110,846	$—	$—
Investments:
Corporate bonds	6,458	—	—
U.S. treasury securities	13,674	—	—
Restricted cash:
Money Market Funds	91	—	—
Total	$131,069	$—	$—

	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2019		(in thousands)
Cash and cash equivalents:
Money Market Funds	$167,805	$—	$—
Restricted cash:
Money Market Funds	91	—	—
Total	$167,896	$—	$—

There have been no changes to the valuation methods utilized by the Company, nor were there transfers between Level 1, Level 2 and Level 3 investments during the three and six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019 there were no financial instruments classified as Level 3 investments.

Research and Development Costs—Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation, and benefits for research and development employees, costs related to third-party contract research organizations, contract development and manufacturing organizations, other third-party research service providers, third-party license fees, other direct and indirect operational costs related to the Company’s research and development activities, including facility-related expenses. Non-refundable research and development advance payments are capitalized and expensed as the related goods are delivered or services are performed.

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

The Company classifies stock-based compensation expense in its statement of operations and comprehensive loss in the same way the payroll costs or service payments are classified for the related stock-based award recipient. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company lacks company specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly-traded set of peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock price.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. Potential interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statement of operations and comprehensive loss.

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

Net Loss per Common Share— Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders by the diluted weighted-average number of common stock outstanding during the period. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent (Note 12).

Segment Reporting—Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Operating Decision Maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Recent Accounting Pronouncements (Adopted)— In August 2018, the FASB issued ASC 2018-13 Fair Value Measurement – Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company has adopted this guidance effective January 1, 2020. The adoption of the guidance did not have a material impact on the Company’s financial statements.

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

In April 2019, the Company exercised all of the options under the REGENXBIO Option Genes License and paid the additional up-front fee of $0.6 million per option for an aggregate of $1.8 million to REGENXBIO. In May 2020, the Company paid annual maintenance fees of approximately $0.1 million per option for an aggregate total of approximately $0.2 million to REGENXBIO.

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash equivalents, short and long-term investments, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The fair value of cash equivalents, which consisted of money-market funds, and short and long-term investments were determined using Level 1 inputs reflecting quoted prices in active markets. The carrying amount of accounts payable and accrued expenses as reported on the balance sheets as of June 30, 2020 and December 31, 2019, approximates fair value, due to the short-term duration of these instruments.

As of June 30, 2020 and December 31, 2019 there were no financial instruments classified as Level 3 investments. Further, during the three and six months ended June 30, 2020 and 2019 there were no transfers between Level 1, Level 2, and Level 3.

5. INVESTMENTS

As of June 30, 2020, the fair value of investments by type of security was as follows:

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$6,458	$—	$—	$6,458
U.S. government agency treasuries and securities	13,675	—	(1)	13,674
Total	$20,133	$—	$(1)	$20,132

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	June 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$6,458	$6,458
Due between one year and five years	13,675	13,674
Total	$20,133	$20,132

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following, as of:

	June 30, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$2,104	$1,730
Leasehold improvements	887	887
Computer equipment	36	36
Furniture and fixtures	219	218
Gross property and equipment	3,246	2,871
Less: Accumulated depreciation	(548)	(322)
Property and equipment, net	$2,698	$2,549

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Employee-related	$2,062	$2,577
Clinical	2,700	—
Research and development	793	1,595
Professional fees	3,639	634
Other	241	524
Total accrued expenses and other current liabilities	$9,435	$5,330

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

General

In March 2019, the Company authorized the sale and issuance of 3,958,046 shares of Series B Preferred Stock with a par value per share of $0.0001 at a price of $12.63 per share for aggregate net proceeds of $49.8 million. Issuance costs were $0.2 million.

In June 2019, the Board of Directors of the Company approved a 1.62-for-one forward stock split of the Company’s outstanding shares of common stock and convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this forward stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities. Upon completion of the Company’s IPO in June 2019, all the outstanding convertible preferred stock of the Company automatically converted into 19,435,131 shares of the Company’s common stock.

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

The components of the lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$569	$441	$1,138	$900
Variable lease cost	196	138	363	277
Total lease cost	$765	$579	$1,501	$1,177
Weighted-average remaining lease term	5.3 years	5.7 years	5.3 years	5.7 years
Weighted-average discount rate	9.50%	9.00%	9.50%	9.00%

Cash paid for amounts included in the measurement of the lease liabilities, net of qualified costs, were $1.1 million for the six months ended June 30, 2020. Cash paid for amounts included in the measurement of the lease liabilities were $0.3 million for the six months ended June 30, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the maturities of the Company’s remaining operating lease liabilities were as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
2020	$1,159	$2,299
2021	2,379	2,379
2022	2,463	2,463
2023	2,549	2,549
2024	2,638	2,638
Thereafter	2,263	2,263
Present value adjustment	(2,831)	(3,322)
Present value of lease payments	$10,620	$11,269

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

In June 2019, the Company adopted the Prevail Therapeutics Inc. 2019 Equity Incentive Plan or the 2019 Plan, which superseded the 2017 Equity Incentive Plan, under which the Company may grant incentive stock options, nonqualified stock options, SARs, restricted stock, unrestricted stock, restricted stock awards, performance awards or other awards that are convertible into or based on Company stock. The aggregate number of shares that may be issued pursuant to stock awards under the 2019 Plan were 3,078,831 and 2,756,692 as of June 30, 2020 and December 31, 2019, respectively. The number of shares reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, through and including January 1, 2029, by 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors.

In June 2019 the Company adopted the 2019 Employee Stock Purchase Plan or the 2019 ESPP, under which the Company may permit employees to purchase shares of common stock. The maximum number of shares that may be issued under the 2019 ESPP was 671,387 shares as of June 30, 2020. The number of shares reserved for issuance under the 2019 ESPP will automatically increase on January 1 of each year, through and including January 1, 2029, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (2) 1,500,000 shares or (3) such lesser number of shares as determined by the Company’s Board of Directors. No purchases were made pursuant to this plan as of June 30, 2020.

The exercise price for a stock option awarded under the 2019 Plan shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant. Typically, options granted under the 2019 Plan vest 25% on the one-year grant date anniversary and monthly thereafter over the following three years and expire ten years from the date of grant.

Stock Options

The following tables summarize stock option activity under the 2017 Plan and the 2019 Plan:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands except share data)
Outstanding, December 31, 2019	5,681,422	$3.60	8.6	$69,219
Granted	1,132,600	16.82
Exercised	(76,101)	1.42
Cancelled/Forfeited	(89,189)	3.12
Outstanding, June 30, 2020	6,648,732	$5.91	8.4	$62,035
Exercisable, June 30, 2020	2,459,316	2.46	8.0	30,595
Vested and expected to vest, June 30, 2020	6,648,732	5.91	8.4	62,035

As of June 30, 2020, the total unrecognized compensation expense related to unvested employee and non-employee options was $24.6 million, which the Company expects to recognize over an estimated weighted-average period of 2.9 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Grant date fair value	$11.95	$7.26	$12.11	$6.18
Expected term	5.8	6.1	6.0	6.1
Risk-free interest rate	0.4%	2.3%	1.2%	2.4%
Expected volatility	87.1%	79.2%	86.1%	79.1%
Dividend rate	—	—	—	—

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

Restricted Stock

As of June 30, 2020, and December 31, 2019, 2,349,000 shares of common stock are subject to a repurchase right by the Company.

Non-vested Restricted Stock Award (RSA) Outstanding

The following table presents a summary of the Company’s non-vested restricted stock award activity under all plans and related information for the six months ended June 30, 2020:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock awards outstanding as of December 31, 2019	978,759	$0.18
Restricted stock awards vested	(293,622)	0.18
Non-vested restricted stock awards outstanding as of June 30, 2020	685,137	0.18

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Aggregate grant date fair value of restricted stock awards vested	$25	$25	$51	$51

Restricted stock awards are generally granted at the fair market value of the Company’s common stock on the date of grant and vest 25% after the first year and monthly thereafter over the following three years. Forfeitures are based on actual forfeitures in the given period.

There were $0.1 million of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s equity incentive plans as of June 30, 2020. This cost is expected to be recognized over a weighted-average period of 1.1 years.

Total stock-based compensation expense is recognized for restricted stock and stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$1,112	$553	$1,935	$1,065
General and administrative	1,137	556	1,947	656
Total stock-based compensation expense	$2,249	$1,109	$3,881	$1,721

Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO, 19,435,131 shares of outstanding convertible preferred stock converted into 19,435,131 shares of common stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation, which became effective upon the completion of the IPO, authorizes 10,000,000 shares of preferred stock, of which no shares were issued or outstanding as of June 30, 2020.

11. RELATED PARTY TRANSACTIONS

Since the Company’s inception in July 2017, the Company has engaged in transactions with related parties, which included OrbiMed Private Investments VI, LP, principal owners of the Company and REGENXBIO Inc. or REGENXBIO.

In August 2017, OrbiMed Private Investments VI, LP purchased the initial shares of common stock of the Company. In August 2017, the Company also entered into a Series Seed Preferred Stock Purchase Agreement with OrbiMed.

In August 2017, the Company entered into a Patent License Agreement and Stock Purchase Agreement with REGENXBIO. See Note 3.

In April 2019, the Company exercised all of the options under the REGENXBIO Option Gene License and paid the additional up-front fee of $0.6 million per option, or an aggregate of $1.8 million, to REGENXBIO which was recorded as research and development expense for the three and six month periods ended June 30, 2019. Additionally, in May 2020 in accordance with the REGENXBIO GBA1 License, the Company paid an annual maintenance fee of approximately $0.2 million, which was also recorded as research and development expense, for the three and six month periods ended June 30, 2019.

12. NET LOSS PER SHARE

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	June 30,
	2020	2019
Common stock options issued and outstanding	6,648,732	5,782,090
Restricted stock subject to future vesting	685,137	1,272,381
Total	7,333,869	7,054,471

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands except share data)
Net loss	$(22,100)	$(15,103)	$(40,675)	$(25,048)
Weighted-average number of shares-basic and diluted	33,467,346	26,212,356	33,367,344	23,945,198
Net loss per share—basic and diluted	(0.66)	(0.58)	(1.22)	(1.05)

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

The Company did not have accruals established for any litigation liabilities as of June 30, 2020 and December 31, 2019.

In June 2019, the Company received a letter on behalf of Alector, Inc., or Alector, a biopharmaceutical company employing antibodies for the treatment of neurodegeneration, stating concerns regarding whether confidential information of Alector was used in connection with work on behalf of the company and patents and patent applications filed on behalf of the Company, as well as alleging that Alector has certain rights to the Company’s patents and patent applications. Following the Company’s response to Alector’s claims, Alector served Dr. Abeliovich with a demand for arbitration in which it made similar allegations to those stated in its letter to the Company. In the demand, Alector sought relief from Dr. Abeliovich in the form of monetary damages, equitable relief in the form of an injunction against Dr. Abeliovich’s activities that may involve Alector’s confidential information and an assignment to Alector of rights to certain of the Company’s patents and patent applications. The arbitration hearings were completed on July 15, 2020, and the Company expects a decision from the arbitrator at the end of the third quarter or in the fourth quarter of 2020. The Company believes the demand for arbitration, these allegations of wrongdoing and Alector’s claims of rights to any of the Company’s intellectual property and requested forms of relief are without basis or merit, as the Company’s gene therapy programs and underlying patents and patent applications were based on work done by Dr. Abeliovich derived from publicly available information or from work outside of and wholly separate from any matters on which he consulted for Alector or information he received while consulting for Alector. Dr. Abeliovich and his legal team are vigorously defending the claims brought in the arbitration. The Company is indemnifying Dr. Abeliovich in connection with the arbitration pursuant to his indemnification agreement with the Company. If the Company becomes party to any demand, claim or allegations related to these matters, the Company also intends to vigorously defend any such proceedings. However, there can be no assurance regarding any resolution or the outcome of these matters. The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

The Company does not deem a potential loss probable or estimable as of June 30, 2020 and has not recorded an accrual. In addition, given the uncertainty inherent in litigation and arbitration, we do not believe it is possible to develop an estimate of reasonably possible loss for this matter.  We do not expect the outcome of this matter to have a material adverse effect on our business, operating results or financial condition. However, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our business, operating results or financial condition in the periods recognized or paid.

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones, or royalties on future sales of specified products. No material milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 3 for further details of these agreements.

14. SUBSEQUENT EVENT

In July 2020, the Company received $3.0 million from an insurance claim as partial coverage for legal expenses incurred from the ongoing arbitration matter disclosed in Note 13.

On August 11, 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, as sales agent, or Jefferies, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, the risks related to the continuing impact of COVID-19 as well as the other risks set forth under the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

We have initiated dosing in the PROPEL trial, our Phase 1/2 clinical trial of PR001 for the treatment of PD-GBA patients. The PROPEL trial will investigate the safety and tolerability of PR001 and will also measure key biomarkers and exploratory efficacy endpoints. To date, two patients have been enrolled in the PROPEL trial, one who received PR001 and another who received the sham procedure. In the patient who received PR001, evidence of central nervous system, or CNS, transduction of PR001 was observed resulting in an increase in cerebrospinal fluid, or CSF, beta-glucocerebrosidase, or GCase, enzyme activity from undetectable at baseline to within the normal range at approximately three months following PR001 treatment. In addition, approximately three months following PR001 administration, this patient developed severe adverse events, or SAEs, that are presumed to have been an immune-mediated response to AAV9. The patient received immunosuppressive treatment and the SAEs have markedly resolved.  As a result of this event, we have modified the clinical protocol for the PROPEL trial to optimize the immunosuppression regimen, and we have adapted the trial design to be open-label. These amendments have been endorsed by the independent data monitoring committee and discussed with and submitted to the U.S. Food and Drug Administration, or FDA. We expect that we will continue enrollment in the second half of 2020. We currently intend to provide the next biomarker and safety analysis on a subset of patients enrolled in the PROPEL trial by mid-2021.

In December 2019, we announced that our Investigational New Drug application, or IND, for PR001 for the treatment of nGD is now active. We currently intend to initiate enrollment in the PROVIDE Phase 1/2 clinical trial for patients with Type 2 Gaucher disease in the second half of 2020. The PROVIDE trial will investigate the safety and tolerability of PR001 and will also measure key biomarkers and exploratory efficacy endpoints. The optimized immunosuppression regimen to be used in the amended PROPEL trial will also be implemented in the PROVIDE trial. In addition, the initiation of our PROGRESS Phase 1/2 clinical trial of PR001 for Type 3 Gaucher disease will be postponed until additional clinical data from the PROPEL and PROVIDE trials is available to inform the clinical development strategy for this indication. In January 2020, we announced that we had granted a compassionate use request for the administration of PR001 to a patient with Type 2 Gaucher disease. PR001 administration was well-tolerated and no PR001-related adverse events have been reported. Evidence of CNS transduction of PR001 was observed resulting in an increase in CSF GCase enzyme activity from undetectable at baseline to within the normal range at approximately four months following PR001 treatment. The patient is clinically stable and no apparent worsening of the patient’s neurological symptoms has been observed since PR001 administration. Follow-up clinical assessments are planned. Additionally, Prevail has granted a second compassionate use request for the administration of PR001 to a patient with nGD, following approval by an international regulatory authority. The patient was recently dosed and tolerated the procedure well.

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

In March 2020, we announced that our IND for PR006 for the treatment of FTD-GRN is now active. Study startup activities are ongoing for the PROCLAIM trial, our Phase 1/2 clinical trial of PR006 for the treatment of FTD-GRN patients. The PROCLAIM trial will investigate the safety and tolerability of PR006 and will also measure key biomarkers and exploratory efficacy endpoints. We anticipate that this trial will enroll up to 15 patients and initiate enrollment in the second half of 2020. The optimized immunosuppression regimen to be used in the amended PROPEL trial will also be implemented in the PROCLAIM trial.

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

In 2019, we announced our strategic collaboration with Lonza, with whom we have been working since 2018, with an initial focus on process development and good manufacturing practices, or GMP manufacturing of our two lead programs, PR001 and PR006. Under this collaboration, focused on the baculovirus/Sf9 production system for gene therapies, we and Lonza work together closely on process development and scaling up production of PR001 and PR006, and Lonza will manufacture PR001 and PR006 for late-stage clinical and commercial supply at its gene therapy center of excellence in Houston, Texas. The collaboration also has the potential to extend to Prevail’s future pipeline of AAV-based gene therapy programs. In collaboration with Lonza, we have developed and scaled up a process that demonstrates promising yield and potency, and our GMP manufacturing is underway. We have also initiated studies and assessments to evaluate comparability between the material produced in the baculovirus/Sf9 production system and the material produced in the HEK293 production system.

The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain, and will depend on certain developments such as the continued duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel.  For example, in response to the COVID-19 pandemic, patient screening and enrollment at active trial sites for the PROPEL trial were temporarily suspended. Several sites have now resumed patient screening and enrollment activities; however, due to the implementation of the protocol amendment to the PROPEL trial described above, we now anticipate that we will continue enrollment in the second half of 2020. Other closures or delays due to COVID-19, including those that have not yet happened or been reported, could also impact any of our anticipated clinical development timelines.

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

Since our inception, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing the rights to AAV9 in particular fields, developing and progressing our gene therapy product candidates through preclinical studies and preparing for, initiating and conducting our clinical trials, and establishing our manufacturing platform to ensure clinical and preclinical supplies are available. We do not have any product candidates approved for sale and have not generated any revenue from product sales as of June 30, 2020. On June 24, 2019, we completed our initial public offering, or IPO, whereby we sold an aggregate of 7,353,000 shares of our common stock at a price of $17.00 per share. The aggregate net proceeds received by us from the offering were approximately $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $12.0 million. Prior to our IPO, we have funded our operations primarily through equity and convertible debt financings and have raised an aggregate of approximately $129.0 million of gross proceeds through these offerings.

We have incurred significant operating losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $40.7 million and $25.0 million for the three months ended June 30, 2020 and 2019, respectively. We expect our expenses and losses to increase as we continue to advance our product candidates from discovery and research, through preclinical development, into human clinical trials and seek regulatory approval of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, director and officer liability insurance, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents and investments of $131.2 million and $168.1 million, respectively.

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

Financial Operations Overview

Research and Development Expenses

Since inception, research and development expenses are primarily comprised of costs incurred for the manufacture of clinical and preclinical supply and process development initiatives, costs incurred in preparation for and conduct of clinical trials, activities related to regulatory filings for our product candidates and preclinical and discovery work on our gene therapy product candidates. Research and development expenses are recognized as incurred. Payments made prior to the receipt of goods or services rendered are capitalized and recognized as expense as the goods are delivered or services are performed. Research and development expenses include or could include:

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

•	costs related to manufacturing material for our preclinical studies, clinical trials, and manufacturing process development efforts, including fees paid to CDMOs;
•	laboratory supplies, minor equipment and research materials;
•	payments made under existing or for new third-party license agreements;
•	costs associated with compliance with regulatory requirements; and
•	facilities expenses, which includes direct and allocated cost for fixed and variable lease expense, depreciation and amortization of equipment and leasehold improvements, and other operating costs.

We expect our research and development expenses to increase as we continue to advance our clinical stage product candidates and manufacturing processes and secure clinical and preclinical supply, as well as continue to conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of the initiation, the duration or the cost to complete current or future clinical trials and preclinical studies of our product candidates and pipeline programs due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and the level of funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials and preclinical studies, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we initiate and advance our clinical trials. Our future expenses may vary significantly each period based on factors such as:

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

General and Administrative Expenses

General and administrative expenses are comprised of employee and related expenses, third-party service provider costs, such as legal, investor relations, audit, finance and accounting, market research and insurance. All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred to general and administrative expense due to the uncertainty about the recovery of the expenditure. Employee costs include salaries, bonuses, benefits, stock-based compensation, and other related costs, for those employees in general and administrative functions.

We expect our general and administrative expenses will be higher in 2020 as compared to 2019 as we incur additional costs related to the build out of our internal general and administrative functions to support our operations, incur costs associated with operating as a public company for the full year, and incur additional legal costs associated with the ongoing arbitration matter.

Other Income

In 2020, we received a New York City Biotechnology Tax Credit. Tax credits are recorded when funds are received and are included in other income on the statement of operations and comprehensive loss.

Interest Income

We have institutional money market and investment accounts that pay interest on a monthly basis.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Operating Expenses:
Research and development	$12,943	$11,955	$988
General and administrative	9,208	3,713	5,495
Total operating expenses	22,151	15,668	6,483
Operating loss	(22,151)	(15,668)	(6,483)
Interest income, net	51	565	(514)
Net loss	$(22,100)	$(15,103)	$(6,997)

Research and Development Expenses

Research and development expenses increased by $1.0 million to $12.9 million for the three months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily due to an increase of $2.6 million in direct clinical trial costs related to our PROPEL, PROVIDE, and PROCLAIM clinical trials, and other trial startup costs, a $1.8 million increase in employee-related costs, inclusive of a $0.6 million increase in stock-based compensation expense, resulting from an increase in research and development employees to execute the development of our clinical stage product candidates and preclinical pipeline, an increase of $0.7 million in facility and lab operating costs and an increase of $0.2 million related to external preclinical and toxicology studies. These increases were partially offset by decreases of $2.6 million in direct manufacturing and process development cost due to the timing of production of clinical and preclinical supply and $1.7 million in license fees related to the options licenses entered into with REGENXBIO during the three months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses increased by $5.5 million to $9.2 million for the three months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily due to a $4.4 million increase in legal fees, primarily related to costs associated with the ongoing arbitration matter, intellectual property patent costs and costs to operate as a public company, a $0.8 million increase in employee and related costs, inclusive of a $0.6 million increase in stock-based compensation expense, resulting from an increase in general and administrative employees to support our expanded operations and establish capabilities to operate as a public company, the grant of annual equity awards to existing employees, and the classification of certain employees to general and administrative commensurate with our IPO in June 2019, and an increase of $0.4 million in director and officer’s insurance as a result of operating as a publicly traded company. These increases were partially offset by a $0.1 million decrease in costs incurred for other professional services.

Interest Income, Net

Interest income decreased by $0.5 million to $0.1 million during the three months ended June 30, 2020, as compared to $0.6 million during the three months ended June 30, 2019. The decrease was primarily due to the reductions in the federal funds interest rate earned on our cash and cash equivalents.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Operating Expenses:
Research and development	$24,360	$20,366	$3,994
General and administrative	17,070	5,598	11,472
Total operating expenses	41,430	25,964	15,466
Operating loss	(41,430)	(25,964)	(15,466)
Other income	210	—	210
Interest income, net	545	916	(371)
Net loss	$(40,675)	$(25,048)	$(15,627)

Research and Development Expenses

Research and development expenses increased by $4.0 million to $24.4 million for the six months ended June 30, 2020 as compared to $20.4 million for the same period in 2019. The increase was primarily due to an increase of $4.6 million in direct clinical trial costs related to our PROPEL, PROVIDE, and PROCLAIM clinical trials and other trial startup costs, a $3.2 million increase in employee-related costs, inclusive of a $0.9 million increase in stock-based compensation expense resulting from an increase in research and development employees to execute the development of our expanded clinical stage product candidates and preclinical pipeline, a $1.0 million increase in facility and lab operating costs, and a $0.4 million increase related to external efficacy and toxicology studies. These increases were partially offset by a $3.3 million decrease in direct manufacturing and process development cost due to timing of production of clinical and preclinical supply, and a $1.9 million decrease in license fees related to the options licenses entered into with REGENXBIO during the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses increased by $11.5 million to $17.1 million for the six months ended June 30, 2020 as compared to $5.6 million for the same period in 2019. The increase was primarily due to an $8.5 million increase in legal fees, primarily the result of legal fees incurred on the ongoing arbitration matter, intellectual property costs and costs to operate as a public company, a $2.1 million increase in employee-related costs, inclusive of a $1.3 million increase in stock-based compensation expense, resulting from an increase in general and administrative employee headcount to support our expanding operations and ability to comply with public company requirements and the classification of certain employees to general and administrative commensurate with our IPO in June 2019, an increase of $1.0 million in director and officer’s insurance as a result of operating as a publicly traded company and an increase in other professional service and administrative costs of $0.5 million. These increases were partially offset by a $0.6 million decrease in facilities costs.

Other Income

In 2020, we received a New York City Biotechnology Tax Credit. This program allows investors and owners of emerging technology companies focused on biotechnology to claim a refundable tax credit for amounts paid or incurred for certain facilities, operations and employee training in New York City. We recognized $0.2 million of other income during the six months ended June 30, 2020.

Interest Income, net

Interest income decreased by $0.4 million to $0.5 million for the six months ended June 30, 2020 as compared to $0.9 million during the six months ended June 30, 2019. The decrease was primarily due to the reductions to the federal funds interest rate earned on our cash and cash equivalents.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Our net losses were $40.7 million and $25.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $124.8 million and $84.1 million, respectively. To date, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing the rights to AAV9 in particular fields, developing and progressing our gene therapy product candidates through preclinical studies and clinical trials, and establishing our manufacturing platform. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

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

As of June 30, 2020, we had cash and cash equivalents and investments of $131.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

Cash Flows

Historical Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Net cash used in operating activities	$(36,590)	$(22,454)	$(14,136)
Net cash used in investing activities	(20,504)	(1,538)	(18,966)
Net cash provided by financing activities	108	163,073	(162,965)
Net increase in cash, cash equivalents and restricted cash	$(56,986)	$139,081	$(196,067)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $36.6 million as compared to $22.5 million for the same period in 2019. The increase in cash used was primarily the result of increased operating expenses for research and development activities, including services performed by third party vendors and employee-related expenses. Our net loss was $40.7 million, which included non-cash charges of $4.1 million, consisting primarily of $3.9 million of stock-based compensation expense, and $0.2 million of depreciation, amortization and interest accretion expenses. The change in our net operating assets was primarily the result of a $0.9 million decrease in prepaid expenses and other long-term assets. The change in net operating assets also included a $0.9 million increase in accounts payable and accrued expenses, along with a $0.6 million non-cash increase in the operating lease right-of-use-asset and a net decrease in operating lease liabilities of $0.6 million.

Comparatively, for the six months ended June 30, 2019, our net loss was $25.0 million, which included non-cash charges of $2.8 million, consisting primarily of $1.7 million of stock-based compensation expense, $1.0 million related to the right-of-use-asset derived from our lease for office and lab space and $0.1 million of depreciation and amortization expense. The change in our net operating assets was primarily the result of a $3.7 million increase in prepaid expenses and other current assets and a $4.0 million increase in accounts payable and accrued expenses, primarily associated with research and development expenses, and an increase in operating lease liabilities of $0.4 million.

Investing Activities

Cash used for investing activities was $20.5 million for the six months ended June 30, 2020 as compared to $1.5 million for the same period in 2019.  Investing activities are inclusive of purchases of investments of $20.1 million and purchases of $0.4 million of property and equipment in connection with our ongoing lab space build out. The cash used for investing activities of $1.5 million for the six months ended June 30, 2019 was a result of the purchases of property and equipment in connection with the start of the office and lab space build out.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $0.1 million as compared to $163.1 million for the same period in 2019, resulting from the funds received from the Series B Preferred Stock financing in March 2019, which generated $49.8 million of net proceeds, and our IPO in June 2019, which generated $113.0 million, of net proceeds.  No such financings took place during the six months ended June 30, 2020. Proceeds of approximately $0.1 million were received during the six months ended June 30, 2020 as a result of option exercises.

Funding Requirements

We believe our existing cash and cash equivalents and investments will be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance date of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

We classify stock-based compensation expense in our statement of operations and comprehensive loss in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We use the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. Using the Black-Scholes option-pricing model requires management to make significant assumptions and judgments, including with respect to the expected term of the option, risk-free interest rate, stock-price volatility and dividend yield. In addition, prior to the IPO, the fair value of the shares of common stock underlying our stock-based awards was determined by our board of directors with input from management and contemporaneous third-party valuations. Given the absence of a public trading market for our common stock prior to the IPO, our board of directors considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including but not limited to the prices of common or convertible preferred stock sold to third-party investors by us and in secondary transactions or repurchased by us in arms-length transactions, lack of marketability of our common stock, our actual operating and financial performance, current business conditions and projections, the history of our company, hiring of key personnel and the experience of our management, our stage of development, the market performance of comparable publicly traded companies and the U.S. and global capital market conditions. Subsequent to the IPO, fair value of each share of underlying common stock is based on the closing price of our common stock as reported by Nasdaq on the date of grant.

We use the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant. We determined the assumptions for the Black-Scholes option-pricing valuation model as discussed below. Each of these inputs is subjective and generally requires significant judgment to determine. The weighted average fair value and assumptions used to determine the fair value of stock options granted was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Grant date fair value	$11.95	$7.26	$12.11	$6.18
Expected term	5.8	6.1	6.0	6.1
Risk-free interest rate	0.4%	2.3%	1.2%	2.4%
Expected volatility	87.1%	79.2%	86.1%	79.1%
Dividend rate	—	—	—	—

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. Potential interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statement of operations and comprehensive loss.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Interest Rate Risk

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents and investments of $132.1 million and $168.1 million, respectively. Interest-earning instruments carry a degree of interest rate risk. However, due to the nature of these investments, the primary aim of which is capital preservation and liquidity, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements included elsewhere in this report. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, although we may choose to do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. We are not currently a party to any arbitration or legal proceeding that, if determined adversely to us, is expected to have a material adverse effect on our business, operating results or financial condition. The results of any future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, and other factors.

Item 1a. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and included elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception in 2017, we have incurred significant operating losses.

Our net losses were $40.7 million and $25.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $124.8 million. Since our inception, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing the rights to AAV9 in particular fields, developing and progressing our gene therapy product candidates through preclinical studies and preparing for and initiating our clinical trials, and establishing our manufacturing platform. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene therapies.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2020, our cash and cash equivalents and investments were $131.2 million. We estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least into the first half of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Our gene therapy product candidates are based on a viral vector which we can deploy with gene therapy constructs, which relies on the ability of AAV to efficiently transmit a therapeutic gene to certain kinds of cells. The mechanism of action by which this vector targets particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. We cannot be certain that our viral vectors will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. We cannot be certain that we will be able to avoid triggering toxicities in our future preclinical studies or clinical trials. For example, approximately 3 months following PR001 administration, a patient in our PROPEL trial developed severe adverse events (SAEs) that are presumed to have been an immune-mediated response to AAV9.  These and any other such results could impact our ability to develop PR001 or any other product candidate, including our ability to enroll patients in our clinical trials. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our approach to gene therapy, or any similar or competitive programs, will result in the identification, development, and regulatory approval of any product candidates, or that other gene therapy programs will not be considered better or more attractive. There can be no assurance that any development problems we experience in the future related to our current gene therapy product candidates or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays and challenges in achieving sustainable, reproducible, and scalable production. Any of these factors may prevent us from completing our preclinical studies or clinical trials or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize murine gamma-retroviral vectors, our product candidates use AAV viral vectors. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes, and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If our vectors demonstrate a similar effect, we may decide or be required to halt or delay further clinical development of PR001. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. For example, approximately 3 months following PR001 administration, a patient in our PROPEL trial developed SAEs that are presumed to have been an immune-mediated response to AAV9.  This development could have a negative effect on public perception of the safety of our product candidates and of gene therapy. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials or in any clinical trials conducted by other companies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

Compassionate use or expanded access of our unapproved therapies could negatively affect our reputation, our development timelines and our business.

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. We may from time to time dose patients with PD-GBA or Gaucher disease with PR001 under our expanded access policy or the compassionate use pathway. To date, we have granted compassionate use requests for the administration of PR001 to two patients with Type 2 Gaucher disease. Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and often have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of our product candidates, including PR001, which could cause significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business. Further, we may in the future need to restructure or pause ongoing compassionate use and/or expanded access programs, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

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

Serious adverse events or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes, and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. Further, following administration of any AAV vector, patients may develop neutralizing antibodies specific to the vector administered. Some third-party preclinical studies have suggested that AAV administration may result in toxicity in the dorsal root ganglia. If our product candidates demonstrate similar effects, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates. For example, approximately 3 months following PR001 administration, a patient in our PROPEL trial developed SAEs that are presumed to have been an immune-mediated response to AAV9. The development of these types of SAEs could have an effect of delaying our clinical development.

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

Results from previous preclinical studies or clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials.  For example, in one patient who received PR001, evidence of CNS transduction of PR001 was observed resulting in an increase in CSF GCase enzyme activity from undetectable at baseline to within the normal range at approximately 3 months following PR001 treatment.  In another patient with Type 2 Gaucher disease, PR001 administration was well-tolerated, no PR001-related adverse events have been reported and evidence of CNS transduction of PR001 was observed resulting in an increase in CSF GCase enzyme activity from undetectable at baseline to within the normal range at approximately 4 months following PR001 treatment. These preliminary results may not be indicative of future clinical trial results, and the effect on biomarkers for these patients may not ultimately have any positive clinical effect.

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

From time to time, we may publish interim “top-line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, interim data may be reported from a small set of patients.  For example, we recently reported interim data on a subset of patients from our PROPEL trial, and this interim data may not be reflective of the final data from the entire set of treated patients in the PROPEL trial. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We consider our most direct competitors with respect to PR006 to be companies developing GRN pathway-targeting therapies, the most advanced of which is Alector, Inc., or Alector, which is conducting a Phase 2 clinical trial of immune-neurology treatment for FTD-GRN. Passage Bio, Inc. is conducting preclinical research using a gene therapy for the treatment of FTD-GRN. Alkermes plc and Arkuda Therapeutics, Inc. are conducting preclinical research using small molecule approaches to treat FTD-GRN patients. There are other therapeutic approaches in preclinical development that may target FTD-GRN patients.

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

For example, on June 7, 2019, we received a letter on behalf of Alector, a biopharmaceutical company employing antibodies for the treatment of neurodegeneration, stating concerns regarding whether confidential information of Alector was used in connection with work on behalf of our company and patents and patent applications filed on behalf of our company, as well as alleging that Alector has certain rights to our patents and patent applications. On June 18, 2019, following our response to Alector’s claims, Alector served Dr. Abeliovich with a demand for arbitration in which it made similar allegations to those stated in its letter to us on June 7, 2019. In the demand, Alector sought relief from Dr. Abeliovich in the form of monetary damages, equitable relief in the form of an injunction against Dr. Abeliovich’s activities that may involve Alector’s confidential information and an assignment to Alector of rights to certain of our patents and patent applications. The arbitration hearings were completed on July 15, 2020, and we expect a decision from the arbitrator at the end of the third quarter or in the fourth quarter of 2020. We believe the demand for arbitration, these allegations of wrongdoing and Alector’s claims of rights to any of our intellectual property and requested forms of relief are without basis or merit, as our gene therapy programs and underlying patents and patent applications were based on work done by Dr. Abeliovich derived from publicly available information or from work outside of and wholly separate from any matters on which he consulted for Alector or information he received while consulting for Alector. If we become party to any demand, claim or allegations related to these matters, we also intend to vigorously defend any such proceedings. Dr. Abeliovich and his legal team are vigorously defending the claims brought in the arbitration, and that effort is requiring significant time and resources both from our founder and the company. Further, the company and its legal team have been required to respond to requests for information and documents as a third party, and those efforts have required significant time and resources from the company. There can be no assurance that this arbitration will not require significant additional expense before it is resolved. If determined adversely to Dr. Abeliovich, we would incur significant additional costs in connection with this matter, including as a result of our indemnification of Dr. Abeliovich, as our Chief Executive Officer, which would adversely affect our liquidity and results of operation and could impact our business and clinical development plans. In addition, we and Dr. Abeliovich also intend to evaluate any and all potential remedies and counterclaims against Alector to the extent we or Dr. Abeliovich suffer damages resulting from Alector’s actions, claims or demands. However, there can be no assurance regarding any resolution or the outcome of these matters.

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

As of June 30, 2020, we had 64 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The ability to manage this growth is made even more difficult by the effects of the work-from-home requirements due to the COVID-19 pandemic. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

As of June 30, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates held, in the aggregate, a majority of our outstanding common stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination that other stockholders may desire. Any of these actions could adversely affect the market price of our common stock.

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

Even following the termination of our status as an emerging growth company, we will be able to take advantage of the reduced disclosure requirements applicable to “smaller reporting companies,” as that term is defined in Rule 12b-2 of the Exchange Act, and, in particular, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. To the extent that we are no longer eligible to use exemptions from various reporting requirements, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

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

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provision of our amended and restated certificate of incorporation, which may require significant additional costs. Furthermore, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

As of June 30, 2020, there has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO, dated June 19, 2019 and filed with the SEC on June 20, 2019. We invested the funds received in the IPO in cash and cash equivalents and investments in accordance with our investment policy.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, as sales agent, or Jefferies, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $75.0 million, or the ATM Shares.

We are not obligated to sell any ATM Shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations to sell ATM Shares from time to time based upon our instructions, including any price, time or size limits specified by us, subject to certain limitations. Under the Sales Agreement, Jefferies may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including block transactions, sales made directly on the Nasdaq Global Market or sales made into any other existing trading market of our common stock.

ATM Shares sold under the Sales Agreement will be issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-239612), which was declared effective by the SEC on July 8, 2020. We will file a prospectus supplement with the SEC on August 11, 2020 in connection with the offer and sale of the ATM Shares pursuant to the Sales Agreement.

We will pay Jefferies a commission of up to 3.0% of the gross proceeds from each sale of ATM Shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. The Sales Agreement will terminate as set forth in the Sales Agreement.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Cooley LLP, our counsel, has issued a legal opinion relating to the validity of the ATM Shares being offered pursuant to the Sales Agreement. A copy of such legal opinion, including the consent included therein, is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any ATM Shares under the Sales Agreement nor shall there be any sale of such ATM Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

5.1*	Consent of Cooley LLP

10.1*	Open Market Sale AgreementSM dated as of August 11, 2020 by and between Prevail Therapeutics Inc. and Jefferies LLC.

23.1*	Consent of Cooley LLP (included in Exhibit 5.1 hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Company Name

Date: August 11, 2020	By:	/s/ Asa Abeliovich, M.D., Ph.D.
Asa Abeliovich, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Brett Kaplan, M.D
Brett Kaplan, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)