Form 10-Q
period 2020-09-30
Prevail Therapeutics Inc.
filed 2020-11-13
CIK 1714798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the registrant had 34,246,433 shares of common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

•	our expectations regarding the initiation, timing, scope and results of our development activities, including our planned clinical trials;
•	the timing of and plans for regulatory filings;
•	our plans to obtain and maintain regulatory approvals of our product candidates in any of the indications for which we plan to develop them;
•	the potential benefits of our product candidates and technologies;
•	our expectations regarding our ability to identify additional gene therapy product candidates;
•	the market opportunities for our product candidates and our ability to maximize those opportunities;
•	our business strategies and goals;
•	estimates of our expenses, capital requirements and need for additional financing;
•	our expectations regarding potentially establishing manufacturing capabilities;
•	the performance of our third-party suppliers and manufacturers;
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

PART I—FINANCIAL INFORMATION

Prevail Therapeutics Inc.

Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,732	$168,051
Investments	9,755	—
Prepaid expenses and other current assets	4,839	6,410
Total current assets	96,326	174,461
Property and equipment, net	2,746	2,549
Investments	22,861	—
Operating lease right-of-use assets	9,023	10,001
Other long-term assets	3,068	—
Restricted cash	91	91
TOTAL ASSETS	$134,115	$187,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,597	$5,162
Accrued expenses and other current liabilities	8,651	5,330
Operating lease liabilities	1,500	1,341
Total current liabilities	12,748	11,833
Long-term operating lease liabilities	8,787	9,927
TOTAL LIABILITIES	21,535	21,760
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; no shares issued as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively, 34,245,433 and 34,138,750 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	255,937	249,441
Accumulated deficit	(143,364)	(84,102)
Accumulated other comprehensive income	4	—
Total stockholders’ equity	112,580	165,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,115	$187,102

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Expenses:
Research and development	$12,321	$16,836	$36,681	$37,202
General and administrative	6,303	4,452	23,373	10,050
Operating expenses	(18,624)	(21,288)	(60,054)	(47,252)
Other income	—	—	210	—
Interest income, net	37	989	582	1,905
Total other income	37	989	792	1,905
Net loss	$(18,587)	$(20,299)	$(59,262)	$(45,347)
Other comprehensive loss
Net unrealized gain on investments	5	—	4	—
Total other comprehensive income	5	—	4	—
Comprehensive loss	$(18,582)	$(20,299)	$(59,258)	$(45,347)
Net loss per share
Basic and Diluted	$(0.55)	$(0.62)	$(1.77)	$(1.68)
Weighted average shares outstanding:
Basic and Diluted	33,636,651	32,864,156	33,457,768	26,950,854

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands except share data)

	Series Seed		Series A		Series B
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
For the three months ended September 30, 2020
Balance at June 30, 2020	—	$—	—	$—	—	$—	34,214,851	$3	$253,430	$(124,777)	$(1)	$128,656
Stock-based compensation	—	—	—	—	—	—	—	—	2,477	—	—	2,477
Exercise of stock options	—	—	—	—	—	—	30,582	—	30	—	—	30
Net loss	—	—	—	—	—	—	—	—	—	(18,587)	—	(18,587)
Net unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	5	5
Balance at September 30, 2020	—	$—	—	$—	—	$—	34,245,433	$3	$255,937	$(143,364)	$4	$112,580

For the three months ended September 30, 2019
Balance at June 30, 2019	—	$—	—	$—	—	$—	34,021,194	$3	$246,998	$(45,962)	$—	$201,039
Stock-based compensation	—	—	—	—	—	—	—	—	1,276	—	—	1,276
Exercise of stock options	—	—	—	—	—	—	77,625	—	12	—	—	12
Net loss	—	—	—	—	—	—	—	—	—	(20,299)	—	(20,299)
Balance at September 30, 2019	—	$—	—	$—	—	$—	34,098,819	$3	$248,286	$(66,261)	$—	$182,028

For the nine months ended September 30, 2020
Balance at December 31, 2019	—	$—	—	$—	—	$—	34,138,750	$3	$249,441	$(84,102)	$—	$165,342
Stock-based compensation	—	—	—	—	—	—	—	—	6,358	—	—	6,358
Exercise of stock options	—	—	—	—	—	—	106,683	—	138	—	—	138
Net loss	—	—	—	—	—	—	—	—	—	(59,262)	—	(59,262)
Net unrealized gain on investments							—	—	—	—	4	4
Balance at September 30, 2020	—	$—	—	$—	—	$—	34,245,433	$3	$255,937	$(143,364)	$4	$112,580

For the nine months ended September 30, 2019
Balance at December 31, 2018	6,480,000	$3,524	8,997,085	$76,186	—	$—	7,209,000	$1	$2,496	$(20,914)	$—	$(18,417)
Issuance of Series B Preferred Stock, net of issuance costs of $166	—	—	—	—	3,958,046	49,834	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,017	—	—	3,017
Conversion of convertible preferred stock into common stock upon the closing of initial public offering	(6,480,000)	(3,524)	(8,997,085)	(76,186)	(3,958,046)	(49,834)	19,435,131	1	129,542	—	—	129,543
Issuance of common stock upon closing of initial public offering, net of issuance costs of $3,037	—	—	—	—	—	—	7,353,000	1	113,214	—	—	113,215
Exercise of stock options	—	—	—	—	—	—	101,688	—	17	—	—	17
Net loss	—	—	—	—	—	—	—	—	—	(45,347)	—	(45,347)
Balance at September 30, 2019	—	$—	—	$—	—	$—	34,098,819	$3	$248,286	$(66,261)	$—	$182,028

The accompanying notes are an integral part of these financial statements.

Prevail Therapeutics Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(59,262)	$(45,347)
Adjustments to reconcile net loss to net cash used in operating activities
Net amortization of premiums and accretion of discounts on available-for-sale securities	79	—
Depreciation	347	201
Stock-based compensation	6,358	3,017
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,571	(6,862)
Accrued interest on investments	(13)	—
Other long-term assets	(2,927)	—
Operating lease right-of-use asset	978	1,326
Accounts payable	(2,565)	3,711
Accrued expenses and other current liabilities	3,180	3,612
Operating lease liabilities	(981)	(613)
Net cash used in operating activities	(53,235)	(40,955)
Cash flows from investing activities
Purchases of property and equipment	(544)	(2,050)
Purchases of investments	(32,678)	—
Net cash used in investing activities	(33,222)	(2,050)
Cash flows from financing activities
Proceeds from issuance of Series B preferred stock	—	50,000
Payment of issuance costs for Series B preferred stock	—	(166)
Proceeds from issuance of common stock in initial public offering	—	116,251
Payment of issuance costs for common stock in initial public offering	—	(3,037)
Proceeds from exercise of stock options	138	17
Net cash provided by financing activities	138	163,065
Net (decrease) increase in cash, cash equivalents and restricted cash	(86,319)	120,060
Cash, cash equivalents, and restricted cash at beginning of period	168,142	63,105
Cash, cash equivalents, and restricted cash at end of period	$81,823	$183,165
Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset obtained in exchange for operating lease obligation	$—	$3,104
Conversion of preferred stock to common stock upon the initial public offering	—	129,543
Issuance costs associated with public offering included in accrued expenses and other current liabilities	141	—

	As of September 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash amounts within the unaudited Balance Sheets:
Cash and cash equivalents	$81,732	$183,074
Restricted cash	91	91
Total cash, cash equivalents and restricted cash	81,823	183,165

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

The Company’s cash and cash equivalents as of September 30, 2020 and December 31, 2019 were $81.7 million and $168.1 million respectively and the Company held investments of $32.6 million as of September 30, 2020 that are available to be sold for cash.  In March 2019, the Company raised an aggregate of $49.8 million of net proceeds from its Series B Preferred Stock financing. In June 2019, the Company completed its IPO whereby the Company sold an aggregate of 7,353,000 shares of its common stock for aggregate net proceeds of approximately $113.0 million. The Company estimates that its cash and cash equivalents and available-for-sale investments balances as of September 30, 2020, will be sufficient to enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these financial statements. This estimate is based on assumptions that may prove to be incorrect, and the Company could use its available capital resources sooner than currently expected. Changing circumstances could cause the Company to consume capital resources sooner than currently anticipated, and the Company may need to spend more than currently planned due to circumstances beyond its control.

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

Cash, Cash Equivalents and Restricted Cash—The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial paper with maturities of three months or less when acquired. The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy, as described below. The Company had cash and cash equivalents of $81.7 million as of September 30, 2020. Restricted cash represents cash on deposit with a financial institution as collateral in support of a letter of credit outstanding in favor of the Company’s landlord for office space. The restricted cash balance has been excluded from the cash balance and is classified as non-current restricted cash on the balance sheets as the lease expires after September 30, 2021.

Investments—The Company classifies investments in debt securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by investment managers and consist of corporate bonds and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. The Company had $32.6 million in total available-for-sale debt securities as of September 30, 2020. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expensed over the life of the instrument.

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

Realized gains and losses are included in the statement of operations and comprehensive loss in interest income, net and on a specific-identification basis. There were no realized gains or losses on investments for the three and nine months ended September 30, 2020. There were no investments that had been in an unrealized loss position for more than 12 months as of September 30, 2020.

Concentration of Credit Risk— Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and available-for-sale debt securities. The Company maintains cash deposits in excess of government-provided insurance limits. The Company maintains its cash balances with two accredited financial institutions, and accordingly, such funds are not exposed to significant credit risk.

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

The operating leases for the Company’s facilities have lease and non-lease components for which the Company has elected to apply the practical expedient and account for each lease component and related non-lease component as one single component. Operating lease cost is recognized on a straight-line basis over the lease term.

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

Impairment of Long-Lived Assets—Long-lived assets, comprised of property and equipment, to be held and used and the ROU asset associated with the Company’s leased office space are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its current fair value. To date, the Company has not recorded any impairment losses on long-lived assets.

Other Long-Term Assets – At September 30, 2020 the Company had other long-term assets that primarily consisted of advanced payments made to the contract research organization responsible for conducting the Company’s PROPEL, PROVIDE and PROCLAIM clinical trials.

Comprehensive Loss— During the three and nine months ended September 30, 2020, the Company recorded unrealized gains and losses associated with its available-for sale debt securities in other comprehensive loss.

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

The following table summarizes assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (and does not include cash of $0.3 million and $0.2 million, respectively):

	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2020		(in thousands)
Cash and cash equivalents:
Money Market Funds	$81,481	$—	$—
Investments:
Corporate bonds	9,755	—	—
U.S. treasury securities	22,861	—	—
Restricted cash:
Money Market Funds	91	—	—
Total	$114,188	$—	$—

	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2019		(in thousands)
Cash and cash equivalents:
Money Market Funds	$167,805	$—	$—
Restricted cash:
Money Market Funds	91	—	—
Total	$167,896	$—	$—

There have been no changes to the valuation methods utilized by the Company, nor were there transfers between Level 1, Level 2 and Level 3 investments during the three and nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019 there were no financial instruments classified as Level 3 investments.

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

In April 2019, the Company exercised all of the options under the REGENXBIO Option Genes License and paid the additional up-front fee of $0.6 million per option for an aggregate of $1.8 million to REGENXBIO. In May 2020, the Company incurred annual maintenance fees of approximately $0.1 million per option for an aggregate total of approximately $0.2 million to REGENXBIO.

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash equivalents, short and long-term investments, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The fair value of cash equivalents, which consisted of money-market funds, and short and long-term investments were determined using Level 1 inputs reflecting quoted prices in active markets. The carrying amount of accounts payable and accrued expenses as reported on the balance sheets as of September 30, 2020 and December 31, 2019, approximates fair value, due to the short-term duration of these instruments.

5. INVESTMENTS

As of September 30, 2020, the fair value of investments by type of security was as follows:

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$9,757	$—	$(2)	$9,755
U.S. government agency treasuries and securities	22,855	6	—	22,861
Total	$32,612	$6	$(2)	$32,616

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	September 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$9,757	$9,755
Due between one year and five years	22,855	22,861
Total	$32,612	$32,616

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following, as of:

	September 30, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$2,264	$1,730
Leasehold improvements	887	887
Computer equipment	46	36
Furniture and fixtures	218	218
Gross property and equipment	3,415	2,871
Less: Accumulated depreciation	(669)	(322)
Property and equipment, net	$2,746	$2,549

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Employee-related	$2,890	$2,577
Clinical	2,340	—
Other research and development	1,221	1,595
Professional fees	2,125	634
Other	75	524
Total accrued expenses and other current liabilities	$8,651	$5,330

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

In August 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, having an aggregate offering price of up to $75.0 million. Jefferies receives a commission of up to 3.0% of the gross proceeds from each sale of such shares. As of September 30, 2020, we have not sold any shares of our common stock pursuant to the Sales Agreement.

9. LEASES

Lease Agreements—The Company leases office and laboratory space in its New York City location under an operating lease agreement entered in September 2017, with an original term of 49 months. In connection with the lease, the Company paid a security deposit of less than $0.1 million in the form of an unconditional and irrevocable letter of credit, which is secured with cash on deposit classified as restricted cash. The original lease was initially modified in October 2018, which extended the original term of the lease and included space on two additional floors. The Company accounted for the new agreement as a modification of the original agreement and recorded an additional ROU asset and corresponding lease liability based on the incremental borrowing rate determined as of the effective date of the modified lease. The additional floors were recognized as additional lease components. One of these lease components provided an incentive allowance to reimburse the Company for the cost of qualified leasehold improvement. During the year ended December 31, 2019, the Company incurred qualified costs of $0.4 million which will be recognized over the remaining lease term.  The Company was reimbursed for these qualified costs in February 2020.

In July 2019, the Company entered into a second modification to further extend the term to 76 months, rent additional space and surrender a portion of the originally leased space. The Company accounted for the new agreement as a modification of the existing agreement with the additional space recognized as a separate lease component. The Company recorded an additional ROU asset and a corresponding lease liability calculated based on the incremental borrowing rate determined as of the effective date of the second lease modification. The agreement does not include any options to extend or terminate the lease, and no restrictions or covenants are imposed by the lease agreement.

The Company identified and assessed the following significant assumption in recognizing the ROU assets and corresponding liabilities:

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

The components of the lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$568	$565	$1,706	$1,465
Variable lease cost	214	187	577	464
Total lease cost	$782	$752	$2,283	$1,929
Weighted-average remaining lease term	5.1 years	6.1 years	5.1 years	6.1 years
Weighted-average discount rate	9.50%	9.50%	9.50%	9.17%

Cash paid for amounts included in the measurement of the lease liabilities, net of qualified costs, were $1.7 million for the nine months ended September 30, 2020. Cash paid for amounts included in the measurement of the lease liabilities were $0.7 million for the nine months ended September 30, 2019, respectively.

As of September 30, 2020 and December 31, 2019, the maturities of the Company’s remaining operating lease liabilities were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
2020	$590	$2,299
2021	2,379	2,379
2022	2,463	2,463
2023	2,549	2,549
2024	2,638	2,638
Thereafter	2,263	2,263
Present value adjustment	(2,595)	(3,322)
Present value of lease payments	$10,287	$11,269

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

In June 2019, the Company adopted the Prevail Therapeutics Inc. 2019 Equity Incentive Plan or the 2019 Plan, which superseded the 2017 Equity Incentive Plan, under which the Company may grant incentive stock options, nonqualified stock options, SARs, restricted stock, unrestricted stock, restricted stock awards, performance awards or other awards that are convertible into or based on Company stock. The aggregate number of shares that may be issued pursuant to stock awards under the 2019 Plan were 3,019,012 and 2,756,692 as of September 30, 2020 and December 31, 2019, respectively. The number of shares reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, through and including January 1, 2029, by 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors.

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan or the 2019 ESPP, under which the Company may permit employees to purchase shares of common stock. The maximum number of shares that may be issued under the 2019 ESPP was 671,387 shares as of September 30, 2020. The number of shares reserved for issuance under the 2019 ESPP will automatically increase on January 1 of each year, through and including January 1, 2029, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (2) 1,500,000 shares or (3) such lesser number of shares as determined by the Company’s Board of Directors. No purchases were made pursuant to this plan as of September 30, 2020.

The exercise price for a stock option awarded under the 2019 Plan shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant. Typically, options granted under the 2019 Plan vest 25% on the one-year grant date anniversary and monthly thereafter over the following three years and expire ten years from the date of grant.

Stock Options

The following tables summarize stock option activity under the 2017 Plan and the 2019 Plan:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands except share data)
Outstanding, December 31, 2019	5,681,422	$3.60	8.6	$69,219
Granted	1,207,300	16.61
Exercised	(106,683)	1.29
Cancelled/Forfeited	(104,070)	3.08
Outstanding, September 30, 2020	6,677,969	$6.02	8.2	$36,096
Exercisable, September 30, 2020	2,786,298	2.65	7.8	21,136
Vested and expected to vest, September 30, 2020	6,677,969	6.02	8.2	36,096

As of September 30, 2020, the total unrecognized compensation expense related to unvested employee and non-employee options was $22.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.7 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Grant date fair value	$13.53	$7.22	$16.61	$6.19
Expected term	5.9	6.0	6.0	6.0
Risk-free interest rate	0.4%	1.4%	1.2%	2.4%
Expected volatility	86.6%	81.6%	86.1%	79.1%
Dividend rate	—	—	—	—

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

Restricted Stock

As of each of September 30, 2020, and December 31, 2019, 2,349,000 shares of common stock are subject to a repurchase right by the Company.

Non-vested Restricted Stock Award (RSA) Outstanding

The following table presents a summary of the Company’s non-vested restricted stock award activity under all plans and related information for the nine months ended September 30, 2020:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock awards outstanding as of December 31, 2019	978,759	$0.18
Restricted stock awards vested	(440,433)	0.18
Non-vested restricted stock awards outstanding as of September 30, 2020	538,326	0.18

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Aggregate grant date fair value of restricted stock awards vested	$25	$25	$76	$76

Restricted stock awards are generally granted at the fair market value of the Company’s common stock on the date of grant and vest 25% after the first year and monthly thereafter over the following three years. Forfeitures are based on actual forfeitures in the given period.

There were $0.1 million of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s equity incentive plans as of September 30, 2020. This cost is expected to be recognized over a weighted-average period of 0.8 years.

Total stock-based compensation expense is recognized for restricted stock and stock options granted to employees and non-employees and has been reported in the Company’s statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$1,079	$676	$3,014	$1,741
General and administrative	1,398	620	3,344	1,276
Total stock-based compensation expense	$2,477	$1,296	$6,358	$3,017

Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO, 19,435,131 shares of outstanding convertible preferred stock converted into 19,435,131 shares of common stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation, which became effective upon the completion of the IPO, authorizes 10,000,000 shares of preferred stock, of which no shares were issued or outstanding as of September 30, 2020.

11. RELATED PARTY TRANSACTIONS

Since the Company’s inception in July 2017, the Company has engaged in transactions with related parties, which included OrbiMed Private Investments VI, LP, or OrbiMed, the Company’s largest stockholder, and REGENXBIO.

In August 2017, OrbiMed purchased the initial shares of common stock of the Company. In August 2017, the Company also entered into a Series Seed Preferred Stock Purchase Agreement with OrbiMed.

In August 2017, the Company entered into a Patent License Agreement and Stock Purchase Agreement with REGENXBIO. See Note 3.

In April 2019, the Company exercised all of the options under the REGENXBIO Option Gene License and paid the additional up-front fee of $0.6 million per option, or an aggregate of $1.8 million, to REGENXBIO which was recorded as research and development expense for the nine month period ended September 30, 2019. Additionally, during the nine months ended September 30, 2020 in accordance with the REGENXBIO GBA1 License, the Company incurred annual maintenance fees of approximately $0.3 million, which were also recorded as research and development expense.

12. NET LOSS PER SHARE

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	September 30,
	2020	2019
Common stock options issued and outstanding	6,677,969	5,625,481
Restricted stock subject to future vesting	538,326	1,125,570
Total	7,216,295	6,751,051

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands except share data)
Net loss	$(18,587)	$(20,299)	$(59,262)	$(45,347)
Weighted-average number of shares-basic and diluted	33,636,651	32,864,156	33,457,768	26,950,854
Net loss per share—basic and diluted	(0.55)	(0.62)	(1.77)	(1.68)

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

The Company did not have accruals established for any litigation liabilities as of September 30, 2020 and December 31, 2019.

In June 2019, the Company received a letter on behalf of Alector, Inc., or Alector, a biopharmaceutical company employing antibodies for the treatment of neurodegeneration, stating concerns regarding whether confidential information of Alector was used in connection with work on behalf of the company and patents and patent applications filed on behalf of the Company, as well as alleging that Alector has certain rights to the Company’s patents and patent applications. Following the Company’s response to Alector’s claims, Alector served Dr. Abeliovich with a demand for arbitration in which it made similar allegations to those stated in its letter to the Company. The Company was not a party to the arbitration. The arbitration hearings were completed on July 15, 2020, and the arbitrator rendered a decision on October 30, 2020.  The arbitrator’s decision rejected Alector’s claims against Dr. Abeliovich that Alector confidential information was used in connection with work on behalf of the Company, as well as Alector’s claim that it has rights to the Company’s patents and patent applications. The only relief granted to Alector by the arbitrator was reimbursement for a portion of Alector’s out-of-pocket costs and fees in connection with certain document retention-related claims.  Alector will need to provide sufficient proof of such amounts.  The timing for determination of such amounts is uncertain, and it is not possible to estimate the amount of such reimbursement at this time.  In addition, Dr. Abeliovich’s attorneys may be owed an amount of fees ranging from $0 to approximately $1.4 million; the fee amount owed is dependent upon the amount of the reimbursement to Alector.  The Company is indemnifying Dr. Abeliovich in connection with the arbitration pursuant to his indemnification agreement with the Company.

If the Company becomes party to any demand, claim or allegations related to these matters, the Company intends to vigorously defend any such proceedings. However, there can be no assurance regarding any resolution or outcome of any such matter.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company does not deem a potential loss estimable as of September 30, 2020 and has not recorded an accrual. In addition, given the uncertainty inherent in litigation and arbitration, the Company does not believe it is possible to develop an estimate of reasonably possible loss for this matter.  Although the expense reimbursement amount to be determined by the arbitrator could be material to the Company’s financial statements, the Company does not expect the outcome of this matter to have a material adverse effect on its business, operating results or financial condition.  However, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Company to pay damage awards or settlements that could have a material adverse effect on its business, operating results or financial condition in the periods recognized or paid.

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones, or royalties on future sales of specified products. No material milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 3 for further details of these agreements.

In July 2020, the Company received $3.0 million from an insurance claim as partial coverage for legal expenses incurred from this matter which was recorded as a reduction of general and administrative expenses for the three and nine months ended September 30, 2020.

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

Overview

We are a clinical-stage gene therapy company leveraging breakthroughs in human genetics with the goal of developing and commercializing disease-modifying AAV-based gene therapies for patients with devastating neurodegenerative diseases. We are applying a precision medicine approach to neurodegeneration by studying our gene therapies in genetically defined patient populations. We believe this approach will increase the probability of creating disease-modifying therapies that improve patients’ lives. Our lead clinical-stage programs are PR001 for the treatment of PD-GBA and nGD, and PR006 for the treatment of FTD-GRN. We are also focused on developing a broad pipeline of gene therapies for a range of neurodegenerative diseases, including PR004 for the treatment of synucleinopathies, and other programs.

The PROPEL trial, our Phase 1/2 clinical trial of PR001 for the treatment of PD-GBA patients, is ongoing. The PROPEL trial is open-label and is investigating the safety and tolerability of PR001 and also measuring key biomarkers and exploratory efficacy endpoints. Two patients enrolled in the PROPEL trial under a previous version of the protocol that included a sham procedure arm, one who received PR001 and another who received the sham procedure. In the patient who received PR001, evidence of central nervous system, or CNS, transduction of PR001 was observed resulting in an increase in cerebrospinal fluid, or CSF, beta-glucocerebrosidase, or GCase, enzyme activity from undetectable at baseline to within the normal range at approximately three months following PR001 treatment. In addition, approximately three months following PR001 administration, this patient developed severe adverse events, or SAEs, that are presumed to have been an immune-mediated response to AAV9. The patient received immunosuppressive treatment and the SAEs resolved.  We modified the immunosuppression regimen in the clinical protocol for the PROPEL trial by adding sirolimus and reducing the steroid dose. In November 2020, we continued dosing in the PROPEL trial under the updated clinical protocol. We currently intend to provide the next biomarker and safety analysis on a subset of patients enrolled in the PROPEL trial by mid-2021.

The PROVIDE trial, our Phase 1/2 clinical trial of PR001 for the treatment of Type 2 Gaucher disease patients, is recruiting. We currently intend to initiate enrollment in the PROVIDE Phase 1/2 clinical trial for patients with Type 2 Gaucher disease in the fourth quarter of 2020. The PROVIDE trial is open-label and will investigate the safety and tolerability of PR001 as well as key biomarkers and exploratory efficacy endpoints. The optimized immunosuppression regimen used in the amended PROPEL trial has also been implemented in the PROVIDE trial. In January 2020, we announced that we had granted a compassionate use request for the administration of PR001 to a patient with Type 2 Gaucher disease. Evidence of CNS transduction of PR001 was observed resulting in an increase in CSF GCase enzyme activity from undetectable at baseline to within the normal range at approximately four months following PR001 treatment. Additionally, we announced in August 2020 that we granted a second compassionate use request for the administration of PR001 to a patient with nGD, following approval by an international regulatory authority. PR001 administration was well-tolerated in both patients and no PR001-related adverse events have been reported in either patient. Follow-up clinical observation of both patients is ongoing. We currently anticipate that we will provide the next update on PR001 biomarker and safety data for nGD in 2021.

The FDA has granted PR001 Orphan Drug designation for the treatment of Gaucher disease and Rare Pediatric Disease Designation for the treatment of nGD. In addition, the FDA has granted Fast Track designation for PR001 for the treatment of PD-GBA, and in October 2020 the FDA granted Fast Track designation for PR001 for the treatment of nGD. In our comprehensive preclinical program in both mouse models and non-human primates, PR001 was observed to be well tolerated and demonstrated robust and widespread biodistribution. Additionally, in mouse models, we observed significant increases in enzyme activity, reductions in lipid accumulation and improvements in motor function.

The PROCLAIM trial, our Phase 1/2 clinical trial of PR006 for the treatment of FTD-GRN patients, is recruiting, and we anticipate initiating enrollment in the fourth quarter of 2020. The PROCLAIM trial is open-label and will investigate the safety and tolerability of PR006 as well as key biomarkers and exploratory efficacy endpoints. We anticipate that this trial will enroll up to 15 patients. The optimized immunosuppression regimen used in the amended PROPEL trial has also been implemented in the PROCLAIM trial. We currently anticipate that we will provide a biomarker and safety analysis on a subset of patients in the PROCLAIM trial in 2021.

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

In 2019, we announced our strategic collaboration with Lonza, with whom we have been working since 2018, with an initial focus on process development and good manufacturing practices, or GMP manufacturing of our two lead programs, PR001 and PR006. Under this collaboration, focused on the baculovirus/Sf9 production system for gene therapies, we and Lonza work together closely on process development and scaling up production of PR001 and PR006, and Lonza will manufacture PR001 and PR006 for late-stage clinical and commercial supply at its gene therapy center of excellence in Houston, Texas. The collaboration also has the potential to extend to our future pipeline of AAV-based gene therapy programs. In collaboration with Lonza, we have developed and scaled up a process that demonstrates promising yield and potency, and our GMP manufacturing is underway. We are progressing studies and assessments to evaluate comparability between the material produced in the baculovirus/Sf9 production system and the material produced in the HEK293 production system.

The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain, and will depend on certain developments such as the continued duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, partners, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel.  For example, in response to the COVID-19 pandemic, patient screening and enrollment at active trial sites for the PROPEL trial were temporarily suspended. Several sites have now resumed patient screening and enrollment activities; however, due to the implementation of the protocol amendment to the PROPEL trial described above, we now anticipate that we will continue enrollment in the second half of 2020. Other closures or delays due to COVID-19, including those that have not yet happened or been reported, could also impact any of our anticipated clinical development timelines.

To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, partners and other third parties with whom we do business.

Since our inception, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing the rights to AAV9 in particular fields, developing and progressing our gene therapy product candidates through preclinical studies and preparing for, initiating and conducting our clinical trials, and establishing our manufacturing platform to ensure clinical and preclinical supplies are available. We do not have any product candidates approved for sale and have not generated any revenue from product sales as of September 30, 2020. On June 24, 2019, we completed our initial public offering, or IPO, whereby we sold an aggregate of 7,353,000 shares of our common stock at a price of $17.00 per share. The aggregate net proceeds received by us from the offering were approximately $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $12.0 million. Prior to our IPO, we funded our operations primarily through equity and convertible debt financings and raised an aggregate of approximately $129.0 million of gross proceeds through these offerings. In August 2020, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $75.0 million.

We have incurred significant operating losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $59.3 million and $45.3 million for the nine months ended September 30, 2020 and 2019, respectively. We expect our expenses and losses to increase as we continue to advance our product candidates from discovery and research, through preclinical development, into human clinical trials and seek regulatory approval of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, director and officer liability insurance, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and investments of $114.3 million and $168.1 million, respectively.

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

Financial Operations Overview

Research and Development Expenses

Research and development expenses are recognized as incurred. These costs are comprised of internal and external expenses, including costs incurred for the manufacture of clinical and preclinical supply and process development initiatives, costs incurred in preparation for and conduct of clinical trials, and costs for activities related to regulatory filings for our product candidates and preclinical and discovery work on our gene therapy product candidates. Payments made prior to the receipt of goods or services rendered are capitalized and recognized as expense as the goods are delivered or services are performed. Research and development expenses include or could include:

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

•

costs related to manufacturing material for our preclinical studies, clinical trials, and manufacturing process development efforts, including fees paid to contract development and manufacturing organizations, or CDMOs;

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating Expenses:
Research and development	$12,321	$16,836	$(4,515)
General and administrative	6,303	4,452	1,851
Total operating expenses	18,624	21,288	(2,664)
Operating loss	(18,624)	(21,288)	2,664
Interest income, net	37	989	(952)
Net loss	$(18,587)	$(20,299)	$1,712

Research and Development Expenses

Research and development expenses decreased by $4.5 million to $12.3 million for the three months ended September 30, 2020 as compared to the same period in 2019. The decrease was primarily due to a $3.9 million decrease in external manufacturing and costs due to the timing of production of clinical and preclinical supply, a of $1.5 million decrease in direct clinical trial costs related to delays in our PROPEL, PROVIDE, and PROCLAIM clinical trials and startup cost on another clinical trial that has been delayed, and a $0.5 million decrease related to external preclinical and toxicology studies.  These decreases were partially offset by a $1.4 million increase in employee-related costs, inclusive of a $0.4 million increase in stock-based compensation expense resulting from an increase in research and development employees hired to execute the development of our clinical stage product candidates and preclinical pipeline.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million to $6.3 million for the three months ended September 30, 2020 as compared to the same period in 2019. The increase was primarily due to a $1.3 million increase in employee and related costs, inclusive of a $0.8 million increase in stock-based compensation expense, resulting from an increase in general and administrative employees to support our expanded operations and establish capabilities to operate as a public company, the grant of annual equity awards to existing employees and a $0.8 million increase in legal fees, primarily the result of legal fees incurred on the ongoing arbitration matter and intellectual property patent costs.  These increases were partially offset by a $0.2 million decrease in costs incurred for other professional services and facilities costs.

Interest Income, Net

Interest income decreased by $1.0 million to less than $0.1 million during the three months ended September 30, 2020, as compared to $1.0 million during the three months ended September 30, 2019. The decrease was primarily due to the reductions in the federal funds interest rate earned on our cash and cash equivalents.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating Expenses:
Research and development	$36,681	$37,202	$(521)
General and administrative	23,373	10,050	13,323
Total operating expenses	60,054	47,252	12,802
Operating loss	(60,054)	(47,252)	(12,802)
Other income	210	—	210
Interest income, net	582	1,905	(1,323)
Net loss	$(59,262)	$(45,347)	$(13,915)

Research and Development Expenses

Research and development expenses decreased by $0.5 million to $36.7 million for the nine months ended September 30, 2020 as compared to $37.2 million for the same period in 2019. The decrease was primarily due to a $7.2 million decrease in external manufacturing costs due to timing of production of clinical and preclinical supply, a $1.9 million decrease in license fees related to licenses entered into with REGENXBIO and a $0.4 million decrease related to external preclinical and toxicology studies. These decreases were partially offset by a $3.0 million increase in direct clinical trial costs related to our PROPEL, PROVIDE, and PROCLAIM clinical trials, a $4.6 million increase in employee-related costs, inclusive of a $1.3 million increase in stock-based compensation expense resulting from an increase in research and development employees to execute the development of our clinical stage product candidates and preclinical pipeline, and a $1.4 million increase in facility and lab operating costs, due to the occupancy of an additional floor of office space in July 2019, which was previously under renovation and being recorded to general and administrative expenses.

General and Administrative Expenses

General and administrative expenses increased by $13.3 million to $23.4 million for the nine months ended September 30, 2020 as compared to $10.1 million for the same period in 2019. The increase was primarily due to an $9.1 million increase in legal fees, primarily the result of legal fees incurred on the ongoing arbitration matter, intellectual property costs and costs to operate as a public company, a $3.4 million increase in employee-related costs, inclusive of a $2.1 million increase in stock-based compensation expense, resulting from an increase in general and administrative employee headcount to support our expanded operations and ability to comply with public company requirements and the classification of certain employees to general and administrative commensurate with our IPO in June 2019, an increase of $0.9 million in director and officer’s insurance as a result of operating as a publicly traded company and an increase in other professional service costs of $0.6 million. These increases were partially offset by a $0.7 million decrease in facilities costs, due to the occupancy of an additional floor of office space in July 2019, which was previously under renovation and is now primarily recorded to research and development expenses.

Other Income

In 2020, we received a New York City Biotechnology Tax Credit. This program allows investors and owners of emerging technology companies focused on biotechnology to claim a refundable tax credit for amounts paid or incurred for certain facilities, operations and employee training in New York City. We recognized $0.2 million of other income during the nine months ended September 30, 2020.  No such transaction occurred during the nine months ended September 30, 2019.

Interest Income, net

Interest income decreased by $1.3 million to $0.6 million for the nine months ended September 30, 2020 as compared to $1.9 million during the nine months ended September 30, 2019. The decrease was primarily due to the reductions to the federal funds interest rate earned on our cash and cash equivalents.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Our net losses were $59.3 million and $45.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $143.4 million and $84.1 million, respectively. To date, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing the rights to AAV9 in particular fields, developing and progressing our gene therapy product candidates through preclinical studies and clinical trials, and establishing our manufacturing platform. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

We do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity and convertible debt financings. In March 2019, we raised an aggregate of approximately $49.8 million of net proceeds from our Series B convertible Preferred Stock financing. In June 2019, we completed our IPO whereby we sold an aggregate of 7,353,000 shares of our common stock for aggregate net proceeds of approximately $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $12.0 million. In August 2020, we entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $75.0 million. Jefferies receives a commission of up to 3.0% of the gross proceeds from each sale of such shares. As of September 30, 2020, we have not sold any shares of our common stock pursuant to the Sales Agreement.

As of September 30, 2020, we had cash, cash equivalents and investments of $114.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

Cash Flows

Historical Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Net cash used in operating activities	$(53,235)	$(40,955)	$(12,280)
Net cash used in investing activities	(33,222)	(2,050)	(31,172)
Net cash provided by financing activities	138	163,065	(162,927)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(86,319)	$120,060	$(206,379)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $53.2 million as compared to $41.0 million for the same period in 2019. The increase in cash used was primarily the result of increased operating expenses. Our net loss was $59.3 million, which included non-cash charges of $6.8 million, consisting primarily of $6.4 million of stock-based compensation expense, and $0.4 million of depreciation, amortization and interest accretion expenses. The change in our net operating assets was primarily the result of a $1.4 million increase in prepaid expenses and other long-term assets. The change in net operating assets also included a $0.6 million increase in accounts payable and accrued expenses, along with a $1.0 million non-cash decrease in the operating lease right-of-use asset and a net decrease in operating lease liabilities of $1.0 million.

Comparatively, for the nine months ended September 30, 2019, our net loss was $45.3 million, which included non-cash charges of $3.2 million, consisting primarily of $3.0 million of stock-based compensation expense, and $0.2 million of depreciation and amortization expense. The change in our net operating assets was primarily the result of a $6.9 million increase in prepaid expenses and other current assets, comprised of $4.1 million relating to our external manufacturing services, $1.3 million for director’s and officer’s insurance, $1.5 million relating to other external research and development activities and allowance on facility space.  In addition, the change in net operating assets also included a $7.3 million increase in accounts payable and accrued expenses, primarily associated with research and development expenses, along with a $1.8 million non-cash increase in the operating lease right-of-use-asset and an increase in operating lease liabilities of $2.5 million as a result of the July 2019 lease modification.

Investing Activities

Cash used for investing activities was $33.2 million for the nine months ended September 30, 2020 as compared to $2.1 million for the same period in 2019.  Cash used for investing activities for the nine months ended September 30, 2020 include purchases of investments of $32.7 million and purchases of $0.5 million of property and equipment in connection with our ongoing lab space build out. The cash used for investing activities of $2.1 million for the nine months ended September 30, 2019 was a result of the purchases of property and equipment in connection with the start of the office and lab space build out.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $0.1 million as compared to $163.1 million for the same period in 2019, resulting from the funds received from the Series B Preferred Stock financing in March 2019, which generated $49.8 million of net proceeds, and our IPO in June 2019, which generated $113.0 million, of net proceeds.  No such financings took place during the nine months ended September 30, 2020. Proceeds of approximately $0.1 million were received during the nine months ended September 30, 2020 as a result of option exercises.

Funding Requirements

We believe our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance date of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Grant date fair value	$13.53	$7.22	$16.61	$6.19
Expected term	5.9	6.0	6.0	6.0
Risk-free interest rate	0.4%	1.4%	1.2%	2.4%
Expected volatility	86.6%	81.6%	86.1%	79.1%
Dividend rate	—	—	—	—

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

Interest Rate Risk

As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and investments of $114.3 million and $168.1 million, respectively. Interest-earning instruments carry a degree of interest rate risk. However, due to the nature of these investments, the primary aim of which is capital preservation and liquidity, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements included elsewhere in this report. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, although we may choose to do so in the future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factors Summary

Investing in our common stock involves numerous risks and uncertainties, as more fully described below. You should read these risks before you invest in our common stock. In particular, risks associated with our business include, but are not limited to, the following:

•

We have a limited operating history, have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.

•	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
•

We are heavily dependent on the success of our most advanced product candidates, PR001 and PR006, which are still in early development. If we are unable to progress these product candidates to the next phase of clinical testing or receive regulatory approval, or if we are unable to successfully commercialize PR001 or PR006, our business may be harmed.

•

We intend to identify and develop product candidates based on our novel approach to gene therapy, which makes it difficult to predict the time, cost and potential success of product candidate development.

•

Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

•

Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is rigorous, complex, uncertain and subject to change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

•	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
•

Positive results, if any, obtained in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials or other studies, and failure to replicate positive results from early studies may inhibit our ability to progress our clinical programs and develop and commercialize product candidates.

•	The affected populations for our other product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
•

Negative public opinion of gene therapy and increased regulatory scrutiny of gene therapy and genetic research may adversely impact the development or commercial success of our current and future product candidates.

•	Compassionate use or expanded access of our unapproved therapies could negatively affect our reputation, our development timelines and our business.

•

We and our contract manufacturers for plasmids and viruses are subject to significant regulation. The third-party manufacturing facilities on which we rely, and any manufacturing facility that we may have in the future, may have limited capacity or fail to continue to meet the applicable stringent regulatory requirements.

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•

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

Our net losses were $59.3 million and $45.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $143.4 million. Since our inception, we have focused primarily on organizing and staffing our company, raising capital, establishing and protecting our intellectual property portfolio, in-licensing the rights to AAV9 in particular fields, developing and progressing our gene therapy product candidates through preclinical studies and preparing for and initiating our clinical trials, and establishing our manufacturing platform. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene therapies.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2020, our cash, cash equivalents and investments were $114.3 million. We estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least into the first half of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

In August 2020, we entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $75.0 million. As of September 30, 2020, we have not sold any shares of our common stock pursuant to the Sales Agreement.

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
•

inability to reach an agreement on acceptable terms with clinical trial sites or prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;

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

Results from previous preclinical studies or clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. For example, effects on one or more biomarkers observed in preclinical studies may not be observed in patients in clinical trials.

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
•

establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There remain judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, effective as of January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In December 2018, CMS published a new rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to litigation regarding the method CMS uses to determine this risk adjustment. However, on April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding.  Additionally, on December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the Texas District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case.  It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Additionally, on May 11, 2018, President Trump previously laid out his administration’s “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction, particularly as a result of the recent presidential election in the United States. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information, as well as their subcontractors;

•	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (as defined by such law) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information with respect to the previous year regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives;

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

For example, on June 7, 2019, we received a letter on behalf of Alector, a biopharmaceutical company employing antibodies for the treatment of neurodegeneration, stating concerns regarding whether confidential information of Alector was used in connection with work on behalf of our company and patents and patent applications filed on behalf of our company, as well as alleging that Alector has certain rights to our patents and patent applications. On June 18, 2019, following our response to Alector’s claims, Alector served Dr. Abeliovich with a demand for arbitration in which it made similar allegations to those stated in its letter to us on June 7, 2019. We were not a party to the arbitration.  The arbitration hearings were completed on July 15, 2020, and the arbitrator rendered a decision on October 30, 2020.  The arbitrator’s decision rejected Alector’s claims against Dr. Abeliovich that Alector confidential information was used in connection with work on behalf of our company, as well as Alector’s claim that it has rights to our patents and patent applications. The only relief granted to Alector by the arbitrator was reimbursement for a portion of Alector’s out-of-pocket costs and fees in connection with certain document retention-related claims.  Alector will need to provide sufficient proof of such amounts.  The timing for determination of such amounts is uncertain, and it is not possible to estimate the amount of such reimbursement at this time. In addition, Dr. Abeliovich’s attorneys may be owed an amount of fees ranging from $0 to approximately $1.4 million; the fee amount owed is dependent upon the amount of the reimbursement to Alector. We are indemnifying Dr. Abeliovich in connection with the arbitration pursuant to his indemnification agreement with us. If we become party to any demand, claim or allegations related to these matters, we intend to vigorously defend any such proceedings. However, there can be no assurance regarding any resolution or outcome of any such matter.

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

As of September 30, 2020, we had 66 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The ability to manage this growth is made even more difficult by the effects of the work-from-home requirements due to the COVID-19 pandemic. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Prior to our IPO, in June 2019, there was no public trading market for our common stock. We cannot assure you that an active trading market for our common stock will continue to develop or that it will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares of our common stock.

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

As of September 30, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates held, in the aggregate, a majority of our outstanding common stock. In addition, our largest shareholder, OrbiMed Private Investments VI, LP owns approximately 40% of our outstanding common stock and has two employees on our board of directors. As a result, these stockholders, acting individually or together, may be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination that other stockholders may desire. Any of these actions could adversely affect the market price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Additional capital will be needed in the future to continue our planned operations. We expect to raise additional capital by issuing equity securities, which we may do so at prices and in a manner as we determine from time to time. In August 2020, we entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $75.0 million. We also expect to grant equity awards to employees, directors and consultants under our 2019 Equity Incentive Plan, or the 2019 Plan. Further, the number of shares of our common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting through January 1, 2029, in an amount equal to 4% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors prior to the applicable January 1st. Any such issuances of additional capital stock may cause our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations require substantial legal and financial compliance costs and have made some activities more time-consuming and costly than they were when we operated as a private company. For example, these rules and regulations can make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We regularly evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur in the future or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC following our IPO. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. In addition, if we identify one or more material weaknesses as a result of this implementation and evaluation process, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Section 404(a) of the Sarbanes-Oxley Act requires that beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an emerging growth company.

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

As of September 30, 2020, there has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO, dated June 19, 2019 and filed with the SEC on June 20, 2019. We invested the funds received in the IPO in cash, cash equivalents and investments in accordance with our investment policy.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.1	Open Market Sale AgreementSM dated as of August 11, 2020 by and between Prevail Therapeutics Inc. and Jefferies LLC.	10-Q	001-38939	10.1	August 11, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Company Name

Date: November 13, 2020	By:	/s/ Asa Abeliovich, M.D., Ph.D.
Asa Abeliovich, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Brett Kaplan, M.D
Brett Kaplan, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)